Form 10-Q
period 2014-09-30
MYECHECK, INC.
filed 2014-11-14
CIK 1619558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission File Number: 000-55296

MYECHECK, INC.

(Exact name of registrant as specified in its charter)

WYOMING	20-1884354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. BIDWELL STREET, STE 140
FOLSOM, CA	95630
(Address of principal executive offices)	(Zip Code)

(844) 693-2432
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 10, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.00001 par value	4,123,525,556

MYECHECK, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

MyECheck, Inc.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$51,810	$65
Accounts receivable, net	54,500	6,000
Prepaid expenses	45,821	-
Total Current Assets	152,131	6,065

Fixed Assets Net	36,124	3,374
Intangible Assets-Website Net	22,666	-
Other Assets	32,812	-
Total Other Assets	91,602	3,374

Total Assets	$243,733	$9,439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$353,272	$442,295
Payroll taxes payable	221,087	207,779
Loans payable - related party	18,001	-
Accrued payroll	82,901	82,901
Convertible note - net	-	54,750
Note payable - Current	83,300	-
Total Current Liabilities	758,561	787,725

Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value, 100,000,000 authorized, one issued and outstanding	-	-
Common stock, $0.00001 par value, 4,900,000,000 shares authorized. 4,123,525,556 and 4,692,470,000 shares issued and outstanding, respectively	51,235	46,925
Treasury stock	(10,000)	-
Additional paid in capital	3,319,095	3,077,627
Subscription receivable	(45,500)	(17,500)
Accumulated deficit	(3,829,658)	(3,885,338)
Total Stockholders' Equity (Deficit)	(514,828)	(778,286)

Total Liabilities and Stockholders' Equity (Deficit)	$243,733	$9,439

See accompanying notes to the consolidated financial statements

MyECheck, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2014 AND 2013

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$48,802	$77,546	$772,865	$82,913

Cost of revenues	2,000	-	46,527	-
Gross profit	46,802	77,546	726,338	82,913

Operating expenses
General and administrative	387,244	34,637	535,342	45,948
Research and Development	139,324	3,037	180,683	7,000
Total Operating Expenses	526,568	37,674	716,025	52,948

Profit or (Loss) from Operations	(479,766)	39,872	10,313	29,965

Other Income/(Expense)
Interest expense	(7,475)	-	(10,409)	-
Loss on conversion of debt	(63,000)	-	(63,000)	-
Other income or (expense) cost recovery	66,434	-	119,576	-
Total Other Income/(Expense)	(4,041)	-	46,167	-

Net income or (loss) before income taxes	(483,807)	39,872	56,480	29,965
Provision for income taxes	800	-	800	-
Net income or (loss)	$(484,607)	$39,872	$55,680	$29,965

Net profit or Loss Per Share - Basic	$0.00	$0.00	$0.00	$0.00

Net profit or Loss Per Share - fully Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding during the period - basic	4,223,092,304	71,139,772	4,223,092,304	3,961,811,564

Weighted average number of shares outstanding during the period - diluted	4,223,092,304	71,139,772	4,223,092,304	3,986,811,564

See accompanying notes to the consolidated financial statements

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	For the Nine Months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net Income	$55,680	$29,965
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,947	-
Loss on conversion of debt	63,000	-
Share based payments	107,778	-
Gain on accounts payable settlement	(119,966)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(48,500)	(725)
Prepaid expenses	(45,821)	-
Increase (Decrease) in:
Accounts payable and accrued expenses	30,943	(1,999)
Payroll taxes payble	13,308	-
Net Cash Provided By Operating Activities	61,369	27,241

Cash Flows from Investing Activities
Purchase of treasury stock	(10,000)	-
Purchase of computer and furniture equipment	(36,363)	(1,375)
Cost incurred capitalized website	(9,000)	-
Security deposit new lease	(32,812)	-
Net Cash Used in Investing Activities	(88,175)	(1,375)

Cash Flows from Financing Activities:
Loan proceeds acquisition of subsidary	83,300	-
Proceeds or (repayment) from loan payable - related parties	18,001	(10,000)
Repayment of convertible note payable	(22,750)	-
Net Cash Provided by Financing Activities	78,551	(10,000)

Net Increase or (Decrease) in Cash	51,745	15,866

Cash at Beginning of Period	65	-

Cash at End of Period	$51,810	$15,866

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Taxes	$4,800	$-
Interest	$1,599	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities
Reclassification of derivative liabilities	$-	$-
Derivative liability and debt discount arising in connection with issuance of convertible note	$-	$-
Stock issued to subscription receivable	$28,000	$-
Conversion of convertible note	$32,000	$8,860
Issuance of stock for devolment of website	$15,000	$-

See accompanying notes to the consolidated financial statements

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Form 10 dated October 24, 2014. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Form 10, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, dated October 24, 2014.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended August 31, 2014 are not necessarily indicative of results for the full fiscal year.

Organization

MyECheck, Inc. (“MEC”) (“the Company”) was incorporated in the state of Delaware on October 29, 2004. The Company’s office is located at Folsom, California.

Sekoya Holdings, Ltd. (“Sekoya”) was incorporated in Nevada on May 19, 2005, and is an inactive company.

Nature of Operations

The Company provides software that enables merchants and banks to receive and process real –time payments from consumers, businesses and government agencies. Payment can be initiated online, via point of sale terminals, or over the telephone. The Company also licenses patented technology in the mobile payments and banking industries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All significant intercompany accounts and balances have been eliminated in consolidation.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings.  The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the commercialization and ultimate success of the product, (ii) intense competition and rapid technological changes for the mobile payment processing industry and (iii) general economic conditions which may cast doubt on future success.

See Note 3 regarding going concern matters.

Fiscal Year

The Company has adopted a December 31 fiscal year end.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of warrants granted, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2014 and December 31, 2013, there were no balances that exceeded the federally insured limit.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The Company had an allowance for doubtful accounts of $232,000 and $0 at September 30, 2014 and December 31, 2013, respectively.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company earns revenue from services, which has included the following: electronic check processing, financial verification, identity verification, check guarantee services and licensing of intellectual property. The services are performed under the terms of a contract with a customer, which states the services to be utilized and the terms and fixed price for all services under contract. The price of these services may be a fixed fee per transaction and/or a percentage of the transaction processed depending on the service.

Revenue from electronic check processing is derived from fees collected from merchants to convert merchant customer check data into an electronic image of a paper draft, which allows the Company to deposit the funds to the merchant’s bank through image clearing with the Federal Reserve on behalf of the bank. The Company recognizes the revenue related to electronic check processing fees when the services are performed.

Revenue from financial verification is derived from fees collected from merchants to process requests to validate financial verifications to an outside service provider under contract with the Company. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

Revenue from check guarantee services is derived from fees collected from merchants to process transaction to an outside service provider under contract with the Company. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, certain notes payable and notes payable – related party, approximate their fair values because of the short maturity of these instruments.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company may provide the debt holder with an original issue discount.  The original issue discount would be recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860 - “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Income Taxes

We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. We are subject to tax examinations. In the event that we are assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. There were no common stock equivalents at September 30, 2014.

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the nine months ended September 30, 2014 and 2013 the Company reflected net income and a dilutive net income.

The Company had the following potential common stock equivalents at September 30, 2013:

Convertible debt – face amount of $50,000, conversion price of $0.002	25,000,000
Convertible Preferred Stock	-
Total common stock equivalents	25,000,000

Advertising

Advertising is expensed as incurred. For 2014 and 2013, advertising expense was $26,412 and $0, respectively.

Stock-Based Compensation - Employees

Periodically, we issue common shares or options to purchase our common shares to our officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized over the vesting period, based on the fair value on the grant date. We recognize compensation expense for only the portion of options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of equity awards using the Black-Scholes valuation model.

Recently Issued Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 3 – GOING CONCERN

The Company’s accountants have expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net loss. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully deliver license and service agreements and obtain financing until revenue can generate cash flow to meet operating requirements. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

As reflected in the accompanying consolidated financial statements, the Company has net income of $55,680 and $29,965, and net cash provided by operations of $61,369 and $27,241 for the nine months ended September 30, 2014 and 2013, respectively; a working capital deficit of $606,430 and $781,660 and a stockholders’ deficit of $514,828 and $778,286 at September 30, 2014 and December 31, 2013, respectively.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2014.

The Company is also dependent on maintaining their positive approval status with the Federal Reserve. If the Company were to lose this approval, their ability to provide services would be affected negatively. The Company is also dependent on bank sponsorship when processing transactions directly with the Federal Reserve.  If the Company were to lose bank sponsorship, their ability to provide services would be affected negatively.

The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

NOTE 4 – CONCENTRATIONS

Cash

At September 30, 2014, the Company had $51,810 in two (2) different banks; all funds were federally insured.

Concentration on Credit Risk

The Company grants credit to its customers under their licensing agreements for additional services for maintenance fees and consulting work. Management believes that its contract acceptance, billing, and collections policies are adequate to minimize potential credit risk.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 4 – CONCENTRATIONS (CONT.)

Customers and Concentration

Collectively, two customers comprised 93.68% and 91.06% of the total revenue for the nine months ended September 30, 2014 and 2013. The same two customers represented 100% of net accounts receivable at September 30, 2014.

(1)	Accounts Receivable	Customer	2014	2013
		A	0%	0%
		B	0%	0%
		C	0%	0%
		D	0%	0%
		E	78%	0%
		F	22%	0%
			100%	0%

(2)	Revenue	Customer	2014	2013
		A	1%	9%
		B	0%	0%
		C	1%	91%
		D	5%	0%
		E	53%	0%
		F	40%	0%
			100%	100%

NOTE 5 – CONVERTIBLE NOTE

June 26, 2009 Convertible Debt in Default – Tangiers Investors, LP

Terms

On June 26, 2009, the Company issued redeemable convertible debt totaling $35,000. The Company paid $2,800 in debt issue costs and received net proceeds of $32,200. The note was due on June 26, 2010, and went into default. The note bears interest at 8% and is unsecured. The balance of this note was $0 and $32,000 at September 30, 2014 and December 31, 2013, respectively.

Conversion

The debt is convertible based upon 60% of the average of the three lowest closing bid prices within the prior fifteen trading day period. The conversion option may be exercised in the event of default or in whole or part at the option of the holder of the note prior to the debt’s maturity. If any portion of the principal and/or interest are not paid within 10 days of when it is due (beginning June 26, 2010), the discount multiplier used to determine the conversion price decreases 1% for each period of 10 business days that any portion of the amount due remains unpaid by the Company for all conversions thereafter.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 5 – CONVERTIBLE NOTE (CONT.)

June 26, 2009 Convertible Debt in Default – Tangiers Investors, LP (Cont.)

If the average price per share (as computed above based upon a 60% discount) of the Company’s stock is below $0.10, the Company has the right to prepay the portion of the Debenture that the Holder elected to convert, plus any unpaid interest, at 150% of such amount. The Company has the option with written notice to the Holder to prepay the note at 150% of the principal amount and accrued interest to the date of payment.

If conversion is held up by a third party or the Company cannot convert the note into common stock, all amounts are accelerated for payment and redeemable in cash at a price of 175% of principal plus all unpaid accrued interest to date.

If the note goes into default, the holder may elect to cancel any outstanding conversion notice and declare all amounts due and payable in cash at a price of 150% of principal plus all unpaid accrued interest to date.

The Note was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition the notes contain a conversion price adjustment which is based upon 60% of the average of the three lowest closing bid prices within the prior fifteen trading day period.

Therefore, the estimated fair value of the conversion feature of $30,333 (based on observable inputs) was bifurcated from the Note and accounted for as a separate derivative liability.  The Note Derivative is carried at fair value (using the Black Scholes Model) until the Note is converted or otherwise extinguished. Any changes in fair value are recognized in earnings. The value of the derivative liability at September 30, 2014 and December 31, 2013 was zero due to the decline in the Company’s stock price.

April 26, 2010 Convertible Debt in Default– Asher Enterprises, Inc.

Terms

On April 26, 2010, the Company issued and executed a convertible note for $50,000. The Company paid $3,000 in debt issue costs and received net proceeds of $47,000. The note has a term of one year and bears interest at 8%, default interest rate of 22%, and is unsecured.

Conversion

The debt is convertible based upon 55% of the average of the three lowest closing prices within the prior ten trading day period. The conversion option may be exercised in the event of default or in whole or part at the option of the holder of the note prior to the debt’s maturity.

Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, then a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to fair value.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 5 – CONVERTIBLE NOTE (CONT.)

For the year ended December 31, 2013, the note was in default. At December 31, 2013 the balance on the note was $32,000. On January 17, 2014, the debt was converted into 25,000,000 shares of common stock, at a price per share of $0.002. The fair market value on the conversion date was $0.0038 per share for a fair value of $95,000 resulting in a loss to the Company of $63,000 which was recorded in the first quarter of 2014. At September 30, 2014, the activity was fully converted to equity.

The Note was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition the notes contain a conversion price adjustment which is based upon 60% of the average of the three lowest closing bid prices within the prior fifteen trading day period.

Therefore, the estimated fair value of the conversion feature of $26,182 (based on observable inputs) was bifurcated from the Note and accounted for as a separate derivative liability.  The Note Derivative is carried at fair value (using the Black Scholes Model) until the Note is converted or otherwise extinguished. Any changes in fair value are recognized in earnings. The value of the derivative liability at September 30, 2014 and December 31, 2013 was zero due to the decline in the Company’s stock price.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company’s major shareholder has agreed to advance short term funding until revenue or other funding has been obtained. The advances and repayments will fluctuate depending on cash flow. As of September 30, 2014, the amount owed the shareholder was $18,001.

NOTE 7 – LEASES AND COMMITMENTS

The Company entered into a secured lease with QTS Data Center. The terms of this agreement are three (3) years at $500 per month. The following table represents the future lease payments:

	12/31/2014	$4,500
	12/31/2015	6,000
	12/31/2016	4,500
Total		$15,000

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 8 – FACILITY

On June 14, 2014, MyECheck entered into a lease agreement with Maidu Investment, LLC (Maidu Investment) at the office development known as College Point Business Center, located at 2600 E. Bidwell Street in the City of Folsom, State of California. The premises leased is defined as Suite 140 with a commencement date of July 1, 2014. The lease term is 42 months expiring on December 31, 2017 with an average rent per month of $4,866. MyECheck paid a security deposit in the amount of $32,812. The security deposit is not an advance rental deposit or a measure of damages incurred by Landlord in case of MyECheck’s default.

Any remaining balance of the security deposit shall be returned by Landlord to MyECheck at such time after termination of the lease that all of MyECheck’s obligations under this lease have been fulfilled, reduced by such amounts as may be required by Landlord to remedy defaults on the part of MyECheck or other obligations of MyECheck under this lease, such as repairs and to clean the premises. MyECheck received a move-in allowance in the amount of $9,175.

See Note 14 for the First Amendment to the facility lease.

For the years ended December 31,
	2014	$10,938
	2015	66,564
	2016	68,436
	2017	58,438
Totals		$204,376

NOTE 9 – FIXED ASSETS

Fixed assets are stated at cost. The policy of the Company is to provide for depreciation using straight-line methods based on estimated useful lives. The estimated useful lives range from three to seven years. Depreciation expense for the nine months ended September 30, 2014 was $3,613. A breakdown of the fixed assets are in the table below:

Computer equipment	$17,898
Furniture and fixtures	22,017
Accumulated depreciation	(3,791)
Net Fixed Assets	$36,124

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 10 – WEBSITE

Using the Company’s employees and outside consultants, the company invested $24,000 in the nine months ended September 30, 2014 to develop a new website as a critical component of its new marketing plan. In addition, $8,505 in content was expensed. The Company’s website went live on July 25, 2014. The Company has elected to amortize the capitalized costs over a thirty six month period for both financial reporting and for income tax purposes once the website is placed in service. For the nine months ended September 30, 2014, $1,334 in amortization was included in operating expenses.

Note 11 - Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

NOTE 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

On April 1, 2014, the Company entered into a service agreement with a third party, where the Company will provide payment data processing services, payment acceptance and the services documentation, which includes all the software licenses, prices schedules, specifications, instructions and notices and application for each service. The fee for the service provided by the Company is $0.15 per transaction.

On February 14, 2014, the Company was able to utilize cash flow generated from operations to purchase 1,000,000,000 shares of MyECheck’s common stock from its major shareholder for $10,000.

The Company contracted with an outside consultant to develop its website. The process began at the end of March, 2014 and continued through June with the support of additional consultants. Compensation was 500,000 shares of common stock, having a fair value of $15,000 ($0.03/share), based upon recent quoted trading price, and were issued on August 15, 2014.

On February 14, 2014, the Company issued 400,000,000 shares of its common stock to an accredited investor for a subscription receivable, having a fair value of $28,000 ($0.00007/share), based upon recent quoted trading price.

On September 23, 2014, the Company entered into a severance agreement with one of its executives resulting in the authorization of 5,555,556 shares of the Company’s common stock having a fair value of $0.0194/share, based upon quoted trading price at the date of the executed agreement.  The company recorded $107,778 in stock compensation as this award was authorized by the Board of Directors on September 23, 2014. The stock will be issued in November, 2014.

MyECheck, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 13 – MAJOR EVENTS

On September 11, 2014 a settlement agreement and mutual release of claims was executed in the amount of $5,000 for debt owed on legal services incurred from 2007 through 2009 totaling $71,446. At December 31, 2013, the $71,446 was included in both accounts payable and accrued liabilities.

NOTE 14 – SUBSEQUENT EVENTS

On October 14, 2014, the Company received $45,940 on the subscription receivable.

On October 6, 2014, the Company purchased all rights, titles and interest in the one (1) share of MyECheck, Inc. Preferred Class Stock, Series A, stock outstanding. The purchase price paid by the Company for the one (1) share of MyECheck, Inc. Preferred Class Stock, Series A, stock was one dollar ($1.00).

On October 13, 2014, MyECheck, Inc. filed a lawsuit in US District Court against Zipmark, Inc., and Jay Bhattacharya, for Breach of Contract and Patent Infringement. The lawsuit seeks damages, plus preliminary and permanent injunctions.

On October 30, 2014, the Company secured a $5 million line of credit from TCA Fund Management Group (“TCA”), a U.S.-based investment management company that specializes in senior secured lending and advisory services to small and medium sized companies. Terms of the agreement are that MyECheck will initially draw down approximately $550,000; will pay approximately $60,000 in fees in cash; issue approximately 3.9 million shares and establish a share reserve fund (to be determined) to TCA and its associates.

On October 28, 2014, MyECheck amended its original lease agreement with Maidu Investment, LLC (Maidu Investment) at the office development known as College Point Business Center, located at 2600 E. Bidwell Street in the City of Folsom, State of California, to include an expansion space defined as Suite 190. The Company estimates a move in date of January 1, 2015, upon completion of construction. The lease term on the expansion space is 42 months expiring on June 30, 2018 with an average rent per month of $6,245. MyECheck paid an additional security deposit in the amount of $20,000, for a combined deposit amount of $52,812. The security deposit is not an advance rental deposit or a measure of damages incurred by Landlord in case of MyECheck’s default. Provided MyECheck is not in default under the new lease through the fifteenth (15th) full calendar month after the commencement of the Expansion Space Term, the Landlord will return fifty percent (50%) of the additional security deposit to the Company.

The table below shows the future rents as amended:

	Original	Amendment Space	Combined
For the years ended December 31,
2014	$5,469	$-	$5,469
2015	66,408	60,117	126,525
2016	68,280	79,380	147,600
2017	64,219	81,497	145,716
2018	-	41,278	41,278
Totals	$204,376	$262,272	$466,588

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and MyECheck’s actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of MyECheck should be read in conjunction with the financial statements and notes thereto.

MyECheck’s prior full fiscal year ending December 31, 2013 is not indicative of MyECheck’s current business plan and operations. Incorporated in October 2004, MyECheck currently has limited revenues and is deemed an early stage Company. This plan of operation will focus on MyECheck’s business plan and operations current. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

Implementation Plan

Following is an outline of MyECheck’s plan to build a widely used payment system. The success of MyECheck depends on a number of factors including the careful selection and active participation of qualified Value Added Resellers (“VARs”) and Payment Service Providers (“PSPs”). The VARs / PSPs commitment to MyECheck will depend on the commercial viability of MyECheck’s solutions and web-based services.

MyECheck targets internet payment gateways and payments software and service providers for partnership and reseller opportunities. Early emphasis has been on building sales channels through partnerships. MyECheck has experienced early success in partnerships with Cardinal Commerce and is in discussions and other major PSPs.

In addition to its in-house direct sales department, MyECheck has engaged a number of specialized independent sales agents such as Sheffield Resource Network and others, who leverage their existing contacts for direct sales.

MyECheck has an active PR program and issues press releases on a regular basis which generate in-bound leads and interest from industry press. Company management conducts interviews with national press. MyECheck attends and exhibits at industry trade shows, conferences and other networking events.

MyECheck in-house sales force and independent sales agents also use email and cold calling marketing techniques, focusing on the industry’s largest target companies. MyECheck is currently in discussion with large Independent Sales Organizations (ISOs) regarding partnership and representation opportunities.

In addition to the effective marketing and distribution of MyECheck’s services, MyECheck’s infrastructure must be able to support a significant increase in transaction volume. MyECheck plans to enhance its infrastructure by adding a new data center and new hardware in anticipation of increased transaction volume. MyECheck plans to continue to scale it’s infrastructure in advance of the need.

Results of Operations

Three months ended September 30, 2014 and 2013

	For the Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$48,802	$77,546

Cost of revenues	2,000	-
Gross profit	46,802	77,546

Operating expenses
General and administrative	387,244	34,637
Research and Development	139,324	3,037
Total Operating Expenses	526,568	37,674

Profit or (Loss) from Operations	(479,766)	39,872

Other Income/(Expense)
Interest expense	(7,475)	-
Loss on conversion of debt	(63,000)	-
Other income or (expense) cost recovery	66,434	-
Total Other Income/(Expense)	(4,041)	-

Net income or (loss) before income taxes	(483,807)	39,872
Provision for income taxes	800	-
Net income or (loss)	$(484,607)	$39,872

Net profit or Loss Per Share - Basic	$-	$0.00

Net profit or Loss Per Share - fully Diluted	$-	$0.00

Weighted average number of shares outstanding during the period - basic	4,223,092,304	71,139,772

Weighted average number of shares outstanding during the period - diluted	4,223,092,304	71,139,772

We had revenues from continuing operations of $48,802 in 2014, compared to $77,546 in 2013. Cost of revenue from continuing operations was $2,000 in 2014, compared to $0 in 2013.

Three months ended September 30, 2014 and 2013 (Cont.)

Selling, general and administrative expenses (“S, G & A”) were $526,568 in 2014 compared to $37,674 in 2013, a $488,894 increase. S, G & A was comprised of:

	For the Three Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

General and Administrative Expenses

Advertising and marketing expense	$15,969	$-
Automobile expense	1,419	-
Non capitalitzabile website expenses	16	-
Amortization website	1,334	-
Bank charges	474	207
Commissions	500	-
Contract labor	-	30,392
Officers salaries	75,417	-
Sales & administrative salaries	56,452	-
Payroll labor burden	23,407	-
Insurance	1,469	-
Datacenter expense	2,000	3,000
Legal and professional fees	60,390	-
Meals and entertainment - 50%	1,296	-
Travel	3,662	-
Other expenses	3,973	-
Rent	14,598	-
Repairs and maintenance	2,140	-
Security	401	-
Supplies - office	6,952	-
Depreciation	2,348	-
Postage	1,105	302
Telephone	4,144	736
Employee stock compensation	107,778	-
Total General and Administrative Expenses	387,244	34,637

Research and Development
Outside programmers	96,632	3,037
In-house programmers - including CTO	42,692	-
Total Research and Development	139,324	3,037

Total Operating Expenses	$526,568	$37,674

There is no deferred income tax benefit recorded for the losses for the nine months ended September 30, 2014 and 2013, since management determined that the realization of the net deferred tax asset is not more likely than not to be realized and we created a valuation allowance for the entire amount of such benefit.

Nine months ended September 30, 2014 and 2013

We had revenue in the amount of $772,865 and $82,913 from continuing operations in the nine-months ended September 30, 2014 and 2013, respectively.

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$772,865	$82,913

Cost of revenues	46,527	-
Gross profit	726,338	82,913

Operating expenses
General and administrative	535,342	45,948
Research and Development	180,683	7,000
Total Operating Expenses	716,025	52,948

Profit or (Loss) from Operations	10,313	29,965

Other Income/(Expense)
Interest expense	(10,409)	-
Loss on conversion of debt	(63,000)	-
Other income or (expense) cost recovery	119,576	-
Total Other Income/(Expense)	46,167	-

Net income or (loss) before income taxes	56,480	29,965
Provision for income taxes	800	-
Net income or (loss)	$55,680	$29,965

Net profit or Loss Per Share - Basic	$0.00	$0.00

Net profit or Loss Per Share - fully Diluted	$0.00	$0.00

Weighted average number of shares outstanding during the period - basic	4,223,092,304	3,961,811,564

Weighted average number of shares outstanding during the period - diluted	4,223,092,304	3,986,811,564

Nine months ended September 30, 2014 and 2013 (Cont.)

The Company continued its process of restructuring itself and incurred $101,129 in professional fees for the nine months ended September 30, 2014. The Company reduced its’ datacenter costs from $1,000 per month to $500 per month after bringing the account current. The correction was recorded in September of 2014. G & A expenses included $107,778 in employee stock compensation leaving the remaining $320,935 in ordinary operating expenses. In addition, the cost of outside programmers was to facilitate the modifications on the licensing agreements of $124,991 coupled with the cost of In-house programmers of $55,692.

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)

General and Administrative Expenses

Advertising and marketing expense	$26,412	$-
Automobile expense	3,497	-
Non capitalitzabile website expenses	8,505	-
Amortization website	1,334	-
Bank charges	1,960	207
Commissions	500	-
Contract labor	-	35,703
Officers salaries	108,750	-
Sales & administrative salaries	76,452	-
Payroll labor burden	35,787	-
Insurance	2,571	-
Datacenter expense	5,500	9,000
Legal and professional fees	101,129	-
Meals and entertainment - 50%	2,369	-
Travel	5,758	-
Other expenses	4,045	-
Rent	15,198	-
Repairs and maintenance	3,496	-
Utilities	1,446	-
Security	1,150	-
Supplies - office	9,873	-
Depreciation	3,613	-
Postage	1,476	302
Telephone	6,743	736
Employee stock compensation	107,778	-
Total General and Administrative Expenses	535,342	45,948

Research and Development
Outside programmers	124,991	7,000
In-house programmers - including CTO	55,692	-
Total Research and Development	180,683	7,000

Total Operating Expenses	$716,025	$52,948

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents totaling $51,810 and a working capital deficit of $606,430. For the nine-month period ended September 30, 2014, we had a net profit of $55,680, and at September 30, 2014, we had an accumulated deficit of $3,829,658 and a total stockholders’ deficit of $514,828.

Cash Flows

September 30, 2014 and 2013

Cash provided by operating activities

At September 30, 2014, the Company generated revenue from licensing and transactional fees in the amount of $772,865, of which $48,500 was accounts receivable for a net operating cash revenue of $724,365. The Company paid operating expenses of $584,529, prepaid expenses of $45,821, and paid accounts payable and accrued liabilities of $32,646 leaving net cash from operating activities at $61,369.

At September 30, 2013 the Company generated revenues of $82,913 of which $52,948 was used to pay operating expenses, $725 in accrued liabilities and the remaining $1,999 comprised accounts payable for a net operating cash of $27,241.

Cash used in investing activities

We had net cash of $88,175 used in investing activities for the nine months ended September 30, 2014 of which $36,363 was for the acquisition of new furniture and computer equipment, $9,000 was capitalized for the website and $32,812 for the security deposit on the new lease. We had $1,375 used in investing activities in the nine months ended September 30, 2013 for the acquisition of furniture and computer equipment.

Cash used in financing activities

Net cash provided by financing activities totaled $78,551 which comprised loan proceeds of $83,300 from the acquisition of the subsidiary, proceeds from a loan payable of $18,001, and the repayment of a convertible note payable of $22,750 for the nine months ended September 30, 2014 compared to cash used by financing of $10,000 from the repayment on a loan payable to a related party for the nine months ended September 30, 2013.

Financial condition

September 30, 2014

As of September 30, 2014, we had a working capital deficit of $606,430, an accumulated deficit of $3,829,658 and a total stockholders’ deficit of $514,828.

On October 30, 2014, the Company secured a $5 million USD line of credit from TCA Fund Management Group (“TCA”), a U.S.-based investment management company that specializes in senior secured lending and advisory services to small and medium sized companies. Terms of the agreement are that MyECheck will initially draw down approximately $550,000; will pay approximately $60,000 in fees in cash; issue approximately 3.9 million shares and establish a share reserve fund (to be determined) to TCA and its associates.

We do not have any material commitments for capital expenditures during the next twelve months. Any required expenditure will be completed through internally generated funding or from proceeds from the sale of common or preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) are the financial statements are presented in US dollars. The Company has adopted a December 31 fiscal year end. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and the expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Issued Accounting Standards

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see Note 1 to our accompanying unaudited condensed consolidated financial statements.

Tabular Disclosure of Contractual Obligations

As a small reporting company, we are not required to provide this information and have elected not to provide it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company”, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2014, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at September 30, 2014.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

MyECheck may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, intellectual property infringement, or breach of contract actions incidental to the operation of its business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. MyECheck is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

During 2005, a lawsuit was filed against the Company in the State of California, claiming the Company was using the technology created by the plaintiff. On March 31, 2010, the Company settled the case with the plaintiff with a payment of 275,000 shares of the Company’s stock. The stock was valued at $46,750 ($0.17/share), based upon the quoted closing trading price. At December 31, 2009, the Company accrued the settlement as the amount was known prior to the issuance of the financial statements.

On August, 21, 2012, a judgment was filed against the Company in the State of California, awarding the plaintiff $38,182 for unpaid legal fees, damages and interest. As of the date of the filing the judgment is still in force and the amount remains unpaid. The Company’s management will open discussions with the law firm to resolve this issue before the end of the fiscal year 2014.

On October 10, 2014, the Company filed a complaint with the United States District Court, Sacramento Division, for damages for breach of contract and patent infringement.

Item 1A. Risk Factors

MYECHECK IS A HIGH RISK, START-UP COMPANY AND, AS SUCH, THERE IS UNCERTAINTY REGARDING WHETHER IT WILL SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, GENERATE ENOUGH REVENUE TO SUPPORT OPERATIONS, RECEIVE ANY INVESTMENT, OR ENGAGE ANY NEW CUSTOMERS.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2015. The Company is also dependent on maintaining its positive approval status with the Federal Reserve. If the Company were to lose this approval, its ability to provide services would be affected negatively. The Company is also dependent on bank sponsorship when processing transactions directly with the Federal Reserve. If the Company were to lose bank sponsorship, its ability to provide services would be affected negatively. On January 29, 2010, the Company’s sponsoring bank was closed by the Federal Deposit Insurance Corporation (FDIC). The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts. The new bank elected to reject the Company’s agreement with the old bank. The Company is in the process of moving its customers to one of its other processing banks.

Product Risk

There are no assurances that MyECheck will continue to be able to provide its services. Changes in laws or interpretation of existing laws may pose significant risk and may prevent MyECheck from providing its service. MyECheck is dependent on a bank relationship and there are assurances that MyECheck will be able to maintain its current bank relationships, or develop new bank relationships.

Market Risk

There are no assurances that the market demand for MyECheck’s services exist, or will continue to exist in the future. The Internet and high technology industries are rapidly evolving and changing, and new products or services may be introduced that may make MyECheck’s services less viable or obsolete.

Reliance on Key Employees

The Company's business depends to a large extent on retaining the services of its founder, Mr. Edward R Starrs (Chairman of the Board of Directors and Chief Executive Officer), as well as MyECheck’s Chief Technical Officer Mr. Robert S. Blandford and MyECheck’s Chief Financial Officer Mr. Bruce M. Smith. The Company's operations could be materially adversely affected if, for any reason, one or more of the above officers ceases to be active in MyECheck’s management.

Financial Risk

There are no assurances that MyECheck will always have sufficient resources to continue operations.

Competitive Risk

There are no assurances that MyECheck will be able to effectively compete against larger, better funded competitors. Although MyECheck is apparently first to market with its RCC service, competing services may be developed that may offer more advantages, cost less or may have higher sales and marketing success.

Dependence on the Internet

Because MyECheck’s products and services are provided directly over the Internet, the future success of MyECheck will depend in large part on whether the Internet proves to be a viable commercial marketplace. Whether because of inadequate development of the necessary infrastructure or as a result of fraud, or any other cause, if customers lack confidence in sourcing products over the Internet, MyECheck’s business, operating results and financial condition will be materially adversely affected.

Rapid Technologic Change; Dependence on New Product Development

The Internet market in which MyECheck intends to compete is characterized by rapid and significant technological developments, frequent new product introductions and enhancements, continually evolving business expectations and swift changes. To compete effectively in such markets, MyECheck must continually improve and enhance its products and services and develop new technologies and services that incorporate technological advances, satisfy increasing customer expectations and compete effectively on the basis of performance and price. MyECheck’s success will also depend substantially upon its ability to anticipate, and to adapt its products and services to its collaborative partner’s preferences. There can be no assurance that technological developments will not render some of MyECheck’s products and services obsolete, or that MyECheck will be able to respond with improved or new products, services, and technology that satisfy evolving customers’ expectations. Failure by MyECheck to acquire, develop or introduce new products, services, and enhancements in a timely manner could have a material adverse effect on MyECheck’s business, financial condition and operations. Also, to the extent one or more of MyECheck’s competitors introduces products and services that better address a customer’s needs, MyECheck’s business would be materially adversely affected.

Delays in New Product and Service Development and Introduction

The process of developing products and services such as those offered by MyECheck may prove to be extremely complex and it is highly likely that MyECheck will experience delays in developing and introducing new products and services in the future. If MyECheck is unable to develop and introduce new products, services or enhancements to existing products and services in a timely manner in response to changing market conditions or customer requirements, MyECheck’s business, operating results and financial conditions would be materially adversely affected. Also, announcements of currently planned or other new products and services may cause customers to delay their subscription decisions in anticipation of such products and services, which could have a material adverse effect on MyECheck’s business, operating results and financial condition, especially if the introduction of such products and services is delayed.

Flaws and Defects in Products and Services

Products and services as complex as those offered by MyECheck may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse products and service reviews and a loss or delay in market acceptance. There can be no assurance that flaws or defects will not be found in MyECheck’s products and services. If found, flaws and defects would have a material adverse effect upon MyECheck’s business operations and financial condition.

Management of Potential Growth

MyECheck’s ability to manage its future growth, if any, will require it to continue to implement and improve its operational, financial and management information systems and control and to hire and train new employees, including management and technical personnel, and also to motivate and manage its new employees and to integrate them into its overall operations and culture. Although the management team has successfully grown other companies, there can be no assurance that MyECheck will be able to perform such actions successfully. MyECheck’s failure to manage growth effectively would have a material adverse effect on MyECheck’s results of operations and its ability to execute its business strategy.

Lack of a Public Market

There has not been a regular trading public market for MyECheck’s shares there are no assurances that a regular trading market will develop in the near term or that, if developed, it will be sustained. In the event a regular public trading market does not develop, any investment in MyECheck’s Common Stock would be highly illiquid. Accordingly, investors in MyECheck may not be able to readily sell their shares.

There are risks in trading in “microcap” stocks, including shares of the Company

The Securities and Exchange Commission has advised investors to use caution in investing in shares of “microcap” companies, which would include the Company. http://www.sec.gov/investor/pubs/microcapstock.htm. The Company encourages investors to consider the information provided by the SEC prior to making an investment in the Company’s stock.

Competition

With the ever-growing popularity of the Internet and as computer hardware (i.e., servers) and creating/maintaining virtual private networks becomes more affordable, other on-line services may appear or are already established which will try to create an electronic link to provide similar products and services that MyECheck offers. Some of those businesses may have far greater financial and marketing resources, operating experience and name recognition than MyECheck. Potential competitors include PayPal, Google Checkout, BillMeLater and others. All these companies take different approaches to processing electronic transactions and to the best of MyECheck’s knowledge, none of them currently offer services of the same type as MyECheck. Notwithstanding, these potential competitors, as well as the entry of more competitors offering similar services, could have a material adverse effect upon MyECheck’s business, operating results and financial condition.

Reliance on license with affiliated party

On June 28, 2004, the Company entered into a memorandum of understanding with Ed Starrs, its founder and CEO, under which the Company will become the sole licensee of a newly granted patent for check processing technology. No royalties will be due for the patent for one year, and future royalties are subject to negotiation by the Company and Mr. Starrs. The Company believes that it will obtain a competitive advantage from the ability to access the patent. Failure to agree on future terms of the license could have a material adverse impact on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issuance

The Company contracted with an outside consultant to develop its website. The process began at the end of March, 2014 and continued through June with the support of additional consultants. Compensation was 500,000 shares of common stock, having a fair value of $15,000 ($0.03/share), based upon recent quoted trading price.

The Company issued 400,000,000 shares of its common stock to an accredited investor for a subscription receivable, having a fair value of $51,600 ($0.000129/share), based upon recent quoted trading price.

Additionally, the Company issued 25,000,000 shares of its common stock to an accredited investor for the settlement of debt, having a fair value of $95,000 ($0.0038/share), based upon recent quoted trading price.

Convertible Debt Payable

June 26, 2009 Convertible Debt – Tangiers Investors, L.P.

Terms

On June 26, 2009, the Company issued redeemable convertible debt totaling $35,000. The Company paid $2,800 in debt issue costs and received net proceeds of $32,200. The note was due on June 26, 2010, and went into default. The note bears interest at 8% and is unsecured.

Conversion

The debt is convertible based upon 60% of the average of the three lowest closing bid prices within the prior fifteen trading day period. The conversion option may be exercised in the event of default or in whole or part at the option of the holder of the note prior to the debt’s maturity. If any portion of the principal and/or interest are not paid within 10 days of when it is due (beginning June 26, 2010), the discount multiplier used to determine the conversion price decreases 1% for each period of 10 business days that any portion of the amount due remains unpaid by the Company for all conversions thereafter.

If the average price per share (as computed above based upon a 60% discount) of the Company’s stock is below $0.10, the Company has the right to prepay the portion of the Debenture that the Holder elected to convert, plus any unpaid interest, at 150% of such amount. The Company has the option with written notice to the Holder to prepay the note at 150% of the principal amount and accrued interest to the date of payment.

If conversion is held up by a third party or the Company cannot convert the note into common stock, all amounts are accelerated for payment and redeemable in cash at a price of 175% of principal plus all unpaid accrued interest to date.

If the note goes into default, the holder may elect to cancel any outstanding conversion notice and declare all amounts due and payable in cash at a price of 150% of principal plus all unpaid accrued interest to date.

The Note was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition the notes contain a conversion price adjustment which is based upon 60% of the average of the three lowest closing bid prices within the prior fifteen trading day period.

Therefore, the estimated fair value of the conversion feature of $30,333 (based on observable inputs) was bifurcated from the Note and accounted for as a separate derivative liability.  The Note Derivative is carried at fair value (using the Black Scholes Model) until the Note is converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

At December 31, 2013 and 2012, the fair value of the Note Derivative was estimated to be $0.00 and $18,200, resulting in a gain of $12,133 and $18,200 for 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company paid $22,750 of this debt leaving a balance owing at December 31, 2013 of $22,750. On September 23, 2014, the Company paid the remaining balance of $22,750 plus $440 for a combined total paid of $23,190.

April 26, 2010 Convertible Debt – Asher Enterprises, Inc.

Terms

On April 26, 2010, the Company issued and executed a convertible note for $50,000. The Company paid $3,000 in debt issue costs and received net proceeds of $47,000. The note has a term of one year and bears interest at 8%, default interest rate of 22%, and is unsecured.

Conversion

The debt is convertible based upon 55% of the average of the three lowest closing prices within the prior ten trading day period. The conversion option may be exercised in the event of default or in whole or part at the option of the holder of the note prior to the debt’s maturity.

Additionally, the note contains a ratchet provision. The Company determined under ASC 815, that the embedded conversion feature (if offering of common stock is at no consideration or at a price that is lower than the effective conversion price on the date shares are offered for sale, than a ratchet down of effective exercise price to price per share offered for common stock would be used to determine additional shares to be issued). The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to fair value.

For the years ended December 31, 2013 and 2012, the note was in default. At December 31, 2012 the balance on the note was $32,000. On January 17, 2014, the debt was converted into 25,000,000 shares of common stock, at a price per share of $0.002. The fair market value on the conversion date was $0.0038 per share for a fair value of $95,000 resulting in a loss to the Company of $63,000 which was recorded in the first quarter of 2014.

The Note was not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation.  In addition the notes contain a conversion price adjustment which is based upon 60% of the average of the three lowest closing bid prices within the prior fifteen trading day period. Therefore, the estimated fair value of the conversion feature of $26,182 (based on observable inputs) was bifurcated from the Note and accounted for as a separate derivative liability.  The Note Derivative is carried at fair value (using the Black Scholes Model) until the Note is converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

At December 31, 2013 and 2012, the fair value of the Note Derivative was estimated to be $0 and $12,218, resulting in a gain of $12,218 and $13,964 for 2013 and 2012, respectively.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MyECheck, Inc.
(Registrant)

November 14, 2014	By:	/s/ BRUCE M. SMITH
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

