Form 10-Q/A
period 2008-03-31
MYECHECK, INC.
filed 2015-09-24
CIK 1619558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1190 Suncast Lane, Suite 5

El Dorado Hills, CA 95762

(Address of principal executive offices)

(916) 932-0900

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, on April 30, 2008 were 65,937,500 shares.

Explanatory Note

MyECheck, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 15th, 2008, for the sole purpose of correcting erroneous information disclosed in the first paragraph of the section titled “Reverse Acquisition and Recapitalization” in Note 1 of the Notes to Consolidated Financial Statements (the “Erroneous Section”). The Erroneous Section incorrectly stated that Sekoya Holdings, Ltd. (“Sekoya”) was a “shell corporation.” Sekoya was not a shell company and the sole purpose of this Form 10-Q/A is to correct the erroneous statement to the contrary. Accordingly, the Erroneous Section is hereby amended to read as follows:

Reverse Acquisition and Recapitalization

On March 14, 2008, Sekoya (which had previously changed its name to “MyECheck, Inc.”), a Nevada corporation, merged with MEC (the “Merger”) and became the surviving corporation. This transaction was accounted for as a reverse acquisition. Sekoya was a development stage company and majority-voting control was transferred to MEC. The transaction also requires a recapitalization of MEC. Since MEC acquired a controlling voting interest, it was deemed the accounting acquirer for accounting purposes. The historical financial statements of the Company are those of MEC, and of the consolidated entities from the date of Merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

No other changes have been made to the Form 10-Q. This Form 10-Q/A should be read in connection with the Form 10-Q which continues to speak as of the filing date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 23, 2015	MYECHECK, INC.

/s/ Edward R. Starrs
Edward R. Starrs, President

/s/ Bruce M. Smith
Bruce M. Smith, Chief Financial Officer