Form 10-Q/A
period 2008-09-30
MYECHECK, INC.
filed 2015-09-24
CIK 1619558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock, on November 1, 2008 were 69,937,501 shares.

Explanatory Note

MyECheck, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 5, 2008, for the sole purpose of correcting erroneous information disclosed in the first paragraph of the section titled “Reverse Acquisition and Recapitalization” in Note 1 of the Notes to Consolidated Financial Statements (the “Erroneous Section”). The Erroneous Section incorrectly stated that Sekoya Holdings, Ltd. (“Sekoya”) was a “shell corporation.” Sekoya was not a shell company and the sole purpose of this Form 10-Q/A is to correct the erroneous statement to the contrary. Accordingly, the Erroneous Section is hereby amended to read as follows:

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