Form 10-Q/A
period 2009-03-31
MYECHECK, INC.
filed 2015-09-24
CIK 1619558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 000—51977

MyECheck, Inc.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Yes ☒ No ☐

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock on May 1, 2009 was 69,937,501 shares.

Explanatory Note

MyECheck, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2009, for the sole purpose of correcting erroneous information disclosed in the first paragraph of the section titled “Reverse Acquisition and Recapitalization” in Note 1 of the Notes to Consolidated Financial Statements (the “Erroneous Section”). The Erroneous Section incorrectly stated that Sekoya Holdings, Ltd. (“Sekoya”) was a “shell corporation.” Sekoya was not a shell company and the sole purpose of this Form 10-Q/A is to correct the erroneous statement to the contrary. Accordingly, the Erroneous Section is hereby amended to read as follows:

Reverse Acquisition and Recapitalization

On March 14, 2008, Sekoya, a Nevada corporation, merged with MEC and MEC became the surviving corporation. This transaction was accounted for as a reverse acquisition. Sekoya was a development stage company and majority-voting control was transferred to MEC. The transaction also requires a recapitalization of MEC. Since MEC acquired a controlling voting interest, it was deemed the accounting acquirer, while Sekoya was deemed the legal acquirer. The historical financial statements of the Company are those of MEC, and of the consolidated entities from the date of Merger and subsequent.

Since the transaction was considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 did not apply for purposes of presenting pro-forma financial information.

Pursuant to the Merger, Sekoya’s majority stockholder cancelled 125,000,000 shares of common stock and the Company concurrently issues 39,562,501 shares of common stock to MEC.  Upon the closing of the reverse acquisition, MEC stockholders held 60% of the issued and outstanding shares of common stock.

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