Form 10-Q
period 2015-09-30
MYECHECK, INC.
filed 2015-11-30
CIK 1619558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51977

MyECheck, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Wyoming	20-1884354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. BIDWELL STREET, STE 190

FOLSOM, CA 95630

(844) 693-2432

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2015, there were 4,161,145,067 shares of the registrant’s common stock outstanding.

MYECHECK, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MYECHECK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,534	$51,261
Accounts receivable - Net	102,200	146,740
Employee advances	2,775	2,500
Capitalized loan fees - Net	-	150,569
Prepaid expenses	28,361	135,444
Total current assets	137,870	486,814

Fixed assets - Net	91,105	61,730
Intangible Assets – Net, Website	24,870	20,250
IP – Mobile App – Seergate – Net	2,969,623	-
Other current assets	4,900	-
Other Assets – Deposits	52,812	70,502

Total Assets	$3,281,180	$639,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,100,441	$679,802
Payroll liabilities	115,872	47,710
Loans payable – related party	95,482	34,036
Loans payable – other	138,218	56,415
Derivative liability	278,260	439,368
Deferred revenue	725	25,000
Convertible notes – net	975,149	550,000
Total Current Liabilities	2,704,147	1,832,331

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued	-	-
Common stock, $0.00001 par value, 4,900,000,000 shares authorized, 4,161,145,067and 4,127,436,732 shares issued and outstanding , respectively	51,611	51,274
Additional paid-in capital	9,074,099	3,452,036
Accumulated deficit	(8,538,676)	(4,878,261)
Treasury stock	(10,001)	(10,001)
Common stock to be issued	-	191,917
Total stockholders’ equity (deficit)	577,033	(1,193,035)

Total liabilities and stockholders’ equity (deficit)	$3,281,180	$639,296

See accompanying notes to condensed consolidated financial statements.

MYECHECK, INC.

CONDENSEDCONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$82,389	$48,802	$640,498	$772,865

Cost of revenues	43,797	2,000	46,141	46,527
Gross Profit	38,592	46,802	594,357	726,338

General and administrative	1,620,274	387,244	2,599,041	535,342
Research and Development	258,261	139,324	489,221	180,683
Total Operating Expenses	1,878,535	526,568	3,088,262	716,025

Income or (Loss) from operations	(1,839,943)	(479,766)	(2,493,905)	10,313

Other Income/(Expense)

Initial Derivative liability	(278,752)	-	(278,752)	-
Change in Derivative liability	276,756	-	439,860	-
Interest income (expense), net	(59,602)	(7,475)	(96,195)	(10,409)
Loss on convertible notes	-	-	(1,229,550)	-
Loss on conversion of debt	-	(63,000)	-	(63,000)
Other income and expenses	(2,185)	-	(1,071)	-
Other income cost recovery and expenses	-	129,528	-	119,576
Total other income/(expense)	(63,783)	59,053	(1,165,708)	46,167
Net income or (loss) before income taxes	(1,903,726)	(420,713)	(3,659,613)	56,480
Provision for income taxes	-	-	(800)	(800)
Net (Loss) or Income	$(1,903,726)	$(420,713)	$(3,660,413)	$55,680

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic	4,126,724,126	4,215,125,271	4,126,724,126	4,215,125,271

Weighted average number of shares outstanding during the period – fully diluted	4,126,724,126	4,215,125,271	4,126,724,126	4,215,125,271

See accompanying notes to condensed consolidated financial statements.

MYECHECK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating activities:
Net (loss) income	$(3,660,413)	$55,680
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	170,678	4,947
Amortization of IP	259,200	-
Loss on debt conversion	1,229,550	63,000
Interest and prepaid insurance expense	62,022	-
Stock based services	-	107,778
Derivative expense	278,752	-
Change in fair value of derivative liabilities	(439,860)	-
Gain on accounts payable settlement	-	(119,966)
Stock based compensation	1,145,033	-
Changes in in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	44,540	(48,500)
Employee advances	(275)	-
Prepaid expenses & other assets	-	(45,821)
Increase (Decrease) in:
Accounts payable and accrued expenses	296,068	30,943
Deferred revenue	(24,275)	-
Payroll taxes payable	-	13,308
Accrued payroll	68,162	-
Net cash (used) provided by operating activities	(570,818)	61,369

Cash Flows from Investing activities
Purchase of P, P & E	(25,491)	(36,363)
Security deposit on new facility	-	(32,812)
Cost incurred capitalized website	(10,623)	(9,000)
Investment in other assets	(4,900)	-
Purchase of Treasury Stock	-	(10,000)
Net cash (used) provided by investing activities	(41,014)	(88,175)

Cash Flows from Financing activities
Proceeds for loan payable – related parties	61,446	18,001
Proceeds from convertible debt	425,149	-
Development payment for acquisition of Seergate	(75,000)	-
Loan proceeds acquisition of subsidiary	-	83,300
Repayment of convertible note payable	-	(22,750)
Proceeds for loan payable - other	153,510	-
Net cash provided by financing activities	565,105	78,551

Net (decrease) increase in Cash	(46,727)	51,745

Cash in Beginning of Period	51,261	65

Cash at End of Period	$4,534	$51,810

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Taxes	$-	$4,800
Interest	$-	$1,599
Supplemental Disclosure of Non Cash Investing and Financing Activities
Common Shares issued for services and common stock payable	$201,750	$-
Acquisition of Mobile Application assets from Seergate	$3,228,823	$-
Issuance for debt	$54,702	$15,000
Conversion of convertible note to note payable	$-	$32,000
Stock issued for subscription receivable	$-	$28,000

See accompanying notes to condensed consolidated financial statements

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) under the accrual basis of accounting.

The consolidated financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Form 10 dated August 24, 2015. The unaudited condensed interim consolidated financial statements should be read in conjunction with the Company’s Form 10, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, dated August 24, 2015.

Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim condensed financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of condensed financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year.

Organization

MyECheck, Inc. (“MEC”) (“the Company”) was incorporated in the state of Delaware on October 29, 2004. The Company’s office is located at Folsom, California. On May 25, 2012 the Company was redomiciled in the State of Wyoming. In addition, the Company registered as a foreign corporation in the State of California on October 16, 2014.

GreenPay, LLC (“GreenPay”), a wholly owned subsidiary of the Company, incorporated in the State of Wyoming on March 11, 2014 was acquired by MyEcheck on August 20, 2014. After the acquisition, GreenPay registered as a foreign limited liability company in the State of California on November 10, 2014.

Sekoya Holdings, Ltd. (“Sekoya”) was incorporated in Nevada on May 19, 2005, and is an inactive company. Sekoya merged with the Company on March 14, 2008.

The Company acquired Seergate, Ltd an Israeli corporation on May 6, 2015.

Reverse Acquisition and Recapitalization

On March 14, 2008, Sekoya Holdings, Ltd. (“Sekoya”), then a development stage company, merged with MEC and MEC became the surviving corporation. This transaction was accounted for as a reverse acquisition. Sekoya did not have any operations and majority-voting control was transferred to MEC. The transaction also required a recapitalization of MEC. Since MEC acquired a controlling voting interest, it was deemed the accounting acquirer, while Sekoya was deemed the legal acquirer. The historical consolidated financial statements of the Company are of those of MEC and of the consolidated entities from the date of merger and subsequent.

Acquisition of GreenPay, LLC

On August 20, 2014, MyECheck completed the acquisition of its licensee, GreenPay, LLC. GreenPay, LLC is now a wholly owned subsidiary of MyECheck, Inc. GreenPay assets are owned by MyECheck, however GreenPay will be operated as a separate entity and will move forward with an independent board of directors and management in 2016.

Acquisition of Seergate, Ltd.

On May 6, 2015, MyECheck, Inc. completed its acquisition of Seergate, Ltd. Seergate is an Israeli corporation that has developed an innovative cloud based platform for billing and payments. MyECheck acquired 100% of the issued and outstanding shares of Seergate in exchange for 150,000,000 shares of MyECheck common stock. The 150,000,000 shares of common stock exchanged in connection with the Seergate acquisition were valued based on a ten day average of the price prior to closing.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND THE NATURE OF OPERATIONS (CONT.)

The adjusted purchase price of the acquisition totaled $3,123,416, which includes three (3) $25,000 pre-closing cash payments used for the development of technology specifically for the Company. The acquisition agreement allows for a ninety (90) day period to finalize the closing balance sheet in order to determine the net working capital adjustment that would be factored into the final purchase amount. May 7, 2015, we issued 150,000,000 shares of our common stock valued at $0.02 based on a ten day average of the price prior to closing settlement and $48,216 in additional liabilities after closing.

Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to Seergate’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the acquisition, as follows:

Cash	$67,413
Computer equipment	6,145
Other assets	7,777
Total Assets	81,335

Less Liabilities
Payroll accrual	(45,885)
Development costs, travel and professional fees reimbursement	(189,243)
Total liabilities	(235,128)
Excess liabilities greater than assets	(153,793)
IP for mobile application	3,228,823
Less amortization over 60 months	(259,200)
Net IP after amortization at 9-30-2015	2,969,623
Total amount paid	$3,123,416

The estimated fair value of certain assets and liabilities have been determined by management and are subject to change upon the finalization of the purchase accounting. No portion of the intangible assets, including goodwill, is expected to be deducted for tax purposes.

The results of operations of Seergate are included in the Company’s condensed consolidated statements of operations from the date of the acquisition of May 6, 2015, including approximately $0 of revenue and approximately $164,971 of net loss. The following unaudited supplemental pro forma information assumes that the acquisition had occurred as of January 1, 2014

		For the year
	For the nine months	ended
	Ended 09/30/2015	12/31/2014
	Unaudited	Unaudited

Revenues	$640,498	$952,156
Cost of revenues	46,141	(99,976)
Gross Profit	594,357	852,180

General and administrative	2,634,006	1,527,837
Loss from disposal of assets	-	13,289
Research and development	867,336	1,098,297
Total Operating Expenses	3,501,342	2,639,423
Income or (Loss) from Operations	(2,906,985)	(1,787,243)
Other Income/(Expense)
Derivative liability	(418,422)	(488,246)
Change in fair value of derivative liabilities	579,800	48,878
Interest expense net of interest income	(97,188)	(28,142)
Loss on convertible note	(1,229,550)	(62,980)
Other income and expenses	(1,071)	-
Other income cost recovery	-	140,685
Total Other Income/(Expense)	(1,166,431)	(389,805)
Net income or (loss) before income taxes	(4,073,416)	(2,177,048)
Provision for income taxes	(800)	(800)
Net (Loss) or Income	$(4,074,216)	$(2,177,848)

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND THE NATURE OF OPERATIONS (CONT.)

The unaudited consolidated pro forma financial information is not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Nature of Operations

The Company provides software that enables merchants and banks to receive and process real–time payments from consumers, businesses and government agencies. Payment can be initiated online, via point of sale terminals, or over the telephone. The Company also licenses patented technology in the mobile payments and banking industries.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of intangible assets acquired, the fair value of other derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2015 and 2014, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2015 and 2014, there were no balances that exceeded the federally insured limit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The allowance for doubtful accounts receivable was $0 and $0 for the nine months ended September 30, 2015 and December 31, 2014, respectively.

In 2015 and 2014, the Company recorded no bad debt expense.

Capitalized Loan Fees

On October 29, 2014, the Company obtained a loan facility which resulted in the capitalization of loan fees of $193,975 being amortized over the life of the loan. As of September 30, 2015, the accrued amortization was ($193,975) for a net amount reported on the Balance Sheet of $0. See Notes 5 & 6. For the nine months ended September 30, 2015 the amortization expense was $150,869.

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

Revenue from financial verification is derived from fees collected from merchants to process requests to validate financial verifications to an outside service provider under contract with the Company. The cost for the service provider is recorded in cost of revenue when applicable. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

Revenue from check guarantee services is derived from fees collected from merchants to process transaction to an outside service provider under contract with the Company. The cost for the service provider is recorded in cost of revenue when applicable. This revenue is recognized when the transaction is processed, since the Company has no further obligations.

The Company derives revenue from monthly maintenance fees and initial customer set-up fees. Monthly maintenance fee revenue billed monthly and is recognized as services are performed. Initial set-up fees are recognized over the respective customer relationship period. Payments received in advance of completing the earnings process are recorded as deferred revenue and recognized over the remaining service period.

Customers & Concentrations

The Company’s two ongoing customers comprised 100% of accounts receivable and 85% of the revenue for the nine months ended September 30, 2015 and one new customer represented 9% of the revenue for the nine months ended September 30, 2015 for a total concentration of 94%. Two customers represented 100% of net accounts receivable at December 31, 2014 and three customers represented 98% of the revenue for the year ended December 31, 2014.

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

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the convertible debt.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at September 30, 2015 and September 30, 2014 based upon the short-term nature of the assets and liabilities.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

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

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Extinguishments of Liabilities

The Company accounts for extinguishments of liabilities in accordance with ASC 860 - “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. When the conditions are met for extinguishment accounting, the liabilities are derecognized and the gain or loss on the sale is recognized.

Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company’s policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company has analyzed our filing positions in all jurisdictions where the Company is required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. The Company is subject to tax examinations. In the event that the Company is assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the year ended September 30, 2015 the Company reflected net income and a dilutive net income.

The Company had the following potential common stock equivalents at September 30, 2015:

Convertible Promissory Note – face amount of $40,000, conversion price of $0.0102	3,913,894
Convertible Promissory Note – face amount of $13,000, conversion price of $0.0098	1,326,531
Convertible Promissory Note – face amount of $30,000, conversion price of $0.0087	3,456,221
Convertible Promissory Note – face amount of $25,000, conversion price of $0.0096	2,606,882
Convertible Promissory Note – face amount of $20,000, conversion price of $0.0094	2,132,196
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,571,429
Callable Secured Convertible Note – face amount of $30,000, conversion price of $0.0112	2,678,571
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,571,429
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,571,429
Callable Secured Convertible Note – face amount of $28,000, conversion price of $0.0112	2,500,000
Convertible Note – face amount of $50,000, conversion price of $0.0074	6,734,007
Convertible Note – face amount of 30,000, conversion price of $0.0074	4,040,404

Total common stock equivalents	$40,102,993

The Company had the following potential common stock equivalents at December 31, 2014:

Convertible debt – face amount of $550,000, conversion price of $0.0174	31,609,195
Common Stock Payable (See Note 11 – Stockholders’ Deficit)	10,833,335
Total common stock equivalents	42,442,530

Advertising

Advertising is expensed as incurred. For September 30, 2015 and 2014, advertising expense was $30,468 and $26,412, respectively.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Stock-Based Compensation

Periodically, the Company issues common shares or options to purchase its common shares to its officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized over the vesting period, based on the fair value on the grant date. The Company recognizes compensation expense for only the portion of stock or options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods.

Cost of Computer Software Developed or Obtained for Internal Use

The Company capitalizes certain costs incurred for computer software developed or obtained for internal use, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the nine months ended September 30, 2015 and 2014, no costs for the development of internal use software have been capitalized.

Recent Accounting Pronouncements

New Accounting Standards Issued But Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-12”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016, with early adoption permitted. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

NOTE 3 – GOING CONCERN

The Company’s accountants have expressed substantial doubt about the Company’s ability to continue as a going concern as a result of its history of net operating losses. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully deliver license and service agreements and obtain financing until revenue can generate cash flow to meet operating requirements.

The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $3,660,413 in 2015 and a net income of $55,680, in 2014, and net cash used by operations of $570,818 and net cash provided by operations of $61,369 for the nine months ended September 30, 2015 and 2014, respectively. The Company had a working capital deficit of $2,566,277 at September 30, 2015 and $1,345,517 at December 31, 2014 and a stockholders’ equity of $577,033 at September 30, 2015 and a stockholders’ deficit of $1,193,035 at December 31, 2014.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2016.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 3 – GOING CONCERN (CONT.)

The Company’s business plan calls for significant expenses in connection with the growing development of the Company’s products and services. As a developmental stage company, to date the Company has funded its operations with capital raised through the issuances of convertible notes, debt securities and credit facilities. The Company does not currently have sufficient funds to conduct continued development on its product and services and requires additional financing in order to continue its product and service development efforts. The Company may also require additional financing if the costs of development process are greater than anticipated. Additionally, the Company may require additional financing to sustain its business operations if the Company is not successful in earning sufficient revenue upon completion of its products and services. However the Company cannot ensure that additional financing will be available when needed on favorable terms, or at all. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock.

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

NOTE 4 – PROPERTY AND EQUIPMENT

For the nine months ended September 30, 2015 and the year ended December 31, 2014 property and equipment is as follows:

	9/30/2015	12/31/2014

Computer equipment	$59,562	$33,139
Furniture and fixtures	56,752	22,018
Leasehold improvements	10,956	10,956
Accumulated depreciation	(36,165)	(4,383)
Net Fixed Assets	$91,105	$61,730

For the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company recorded a depreciation expense of $13,806 and $4,205, respectively.

Note 5 – INTANGIBLE ASSETS

In 2015 the company purchased two new websites, e-mobile-pay.com at a cost of $3,500, and through the acquisition of Seergate we acquired their website at a value of $7,123.

Using the Company’s employees and outside consultants, the company invested $24,000 to develop a new website as a critical component of its new marketing plan. The Company’s website went live on July 25, 2014. The Company has elected to amortize the capitalized costs over a thirty six month period for both financial reporting and for income tax purposes once the website is placed in service.

For the nine months ended September 30, 2015 and the year ended December 31, 2014 intangible assets are as follows:

	9/30/2015	12/31/2014

Intangible assets website	$34,623	$24,000
Accumulated amortization	(9,753)	(3,750)
Intangible assets website - net	$24,870	$20,250

For the nine months ended September 30, 2015 and the year ended December 31, 2014, $6,003 and $3,750 in amortization was included in operating expenses, respectively.

For the nine months ended September 30, 2015, total depreciation and amortization expense recorded in the operating expenses consisted of the following components: depreciation of $13,806, website amortization of $6,003 and amortization of capitalized loan fees of $150,869 for a total of $170,678.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 6 - Convertible notes payable

April 26, 2010 Convertible Debt in Default– Asher Enterprises, Inc.

Terms

On April 26, 2010, the Company issued and executed a convertible note for $50,000. The Company paid $3,000 in debt issue costs and received net proceeds of $47,000. The note had a term of one year and bears interest at 8%, default interest rate of 22%, and was unsecured.

Conversion

The debt was convertible based upon 55% of the average of the three lowest closing prices within the prior ten trading day period. The conversion option may be exercised in the event of default or in whole or part at the option of the holder of the note prior to the debt’s maturity.

For the years ended December 31, 2013 and 2012, the note was in default. At December 31, 2013 the balance on the note was $32,000. On January 17, 2014, the debt was converted into 25,000,000 shares of common stock, at a price per share of $0.002. The estimated fair market value on the conversion date was $0.0038 per share for an estimated a fair value of $95,000 resulting in a loss to the Company of $63,000 which was recorded in the first quarter of 2014.

October 29, 2014 Convertible Debt – TCA Global Credit Master Fund, LP

Terms

On October 29, 2014, the Company issued and executed a convertible note for $550,000 receiving net proceeds of $489,025. The Company paid $60,975 in fees, 2,941,176 shares of common stock for advisory fees not to exceed $100,000 and $33,000 in broker fees for a total capitalized loan fee amount of $193,975. For value received, the Company promises to pay to the order of the Holder, by no later than July 29, 2015 interest on the outstanding principal amount under the Debenture, at the rate of eleven percent (11%) per annum simple interest from the Effective Date. The stock issued for services is further disclosed in Note 11.

Conversion

The debt is convertible based upon 80% of the average daily volume weighted average price of the Company’s Common Stock during the five (5) trading days immediately prior to the Conversion Date.

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

The Company has determined that this ratchet provision indicates that these shares, if issued, are not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability, which requires bifurcation and to be separately accounted for. At each reporting period, the Company will mark this derivative financial instrument to its estimated fair value.

On October 29, 2014, the estimated fair value of the conversion feature of $488,246 was bifurcated from the Note and accounted for as a separate derivative liability. The Note Derivative is carried at its estimated fair value (using the Black Scholes Model) until the Note is converted or otherwise extinguished. Any changes in fair value are recognized in earnings.

At December 31, 2014 the balance on the note was $550,000. As reported in the current balance sheet prepaid interest of $33,737 was included in the prepaid expense amount of $135,444 with $9,638 included in interest expense of $23,066.

At September 30, 2015 the derivative liability was revalued and decreased by $439,368 leaving a balance of $0 as this loan went into default resulting in no derivative liability compared to the balance at December 31, 2014 of $439,368.

In addition, in the second and third quarters the Company obtained Convertible Notes that created an initial derivative expense of $278,752. At September 30, 2015, the change in derivative liability benefited by $492 resulting in a total derivative liability of $278,260. (See Note 6 for further detail).

At September 30, 2015 the balance on the note was $577,359 which includes interest of $27,359. As reported in the current balance sheet prepaid interest of $0 was included in the prepaid expense amount of $28,361 with $61,092 included in interest expense of $96,195.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 6 - Convertible notes payable (CONT.)

MyECheck is a defendant in a civil action initiated on July 13, 2015 by TCA Global Credit Master Fund, L.P. (as Plaintiff) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  The action is styled TCA Global Credit Master Fund, L.P. v. MyECheck, Inc., et al.  TCA is a holder of the Company’s convertible notes and is seeking damages in the aforementioned action for alleged breaches by MyECheck of the provisions of the convertible notes issued to TCA.  On October 29, 2015, Circuit Judge Dale Ross of the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida signed a Final Consent Judgement against the Company in the amount of $577,359. The Company has taken a loss contingency accrual of $187,746 related to this case. Additional interest will continue to accrue until this legal matter is fully resolved. The Company’s assessment of its potential loss contingency may change in the future due to developments in the case including negotiations with the plaintiff and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable.

On April 2, 2015, the Company issued and executed a convertible note for $15,900. The Company converted accounts payable for services provided to allow the Company to become DTC eligible of $14,500 plus interest of $1,400 incurred on January 29, 2014. The note has a term of one year and bears interest at 10% and is unsecured. The debt is convertible based upon 50% of the stock price at January 29, 2014 of a price per share of $0.0016. During the nine months ended September 30, 2015 the note was converted into 19,875,000 shares of common stock. The Company recorded a loss on conversion in the amount of $389,550.

On April 16, 2015, the Company approved the partial assignment of $40,000 of a debt dated October 5, 2010. On April 21, 2015, the Company authorized the conversion of such debt into 40,000,000 shares of common stock at $0.001 per share. The note was converted during the three months ended September 30, 2015 and the Company recorded a loss on conversion in the amount of $840,000.

Convertible Promissory Notes

From time to time the Company raises working capital due to issuances of convertible notes as further described below. During the nine months ended September 30, 2015, the Company entered into multiple convertible notes payable with seven (7) containing embedded derivative liabilities (conversion options). At September 30, 2015, these notes consist of the following:

1) Convertible Promissory Note for $40,000 to Charlie Abujudeh dated April 6, 2015, due April 6, 2016, bearing interest at the rate of 10% per annum. This note shall be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 6, 2015 as posted at the OTC Markets exchange of $0.0102 per share for a total common stock issuance of 3,913,894.	$40,000

2) Convertible Promissory Note for $13,000 to Charlie Abujudeh dated April 8, 2015, due April 8, 2016, bearing interest at the rate of 10% per annum. This note shall be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 8, 2015 as posted at the OTC Markets exchange of $0.0098 per share for a total common stock issuance of 1,326,531.	13,000

3) Convertible Promissory Note for $30,000 to Charlie Abujudeh dated April 16, 2015, due April 16, 2016, bearing interest at the rate of 10% per annum. This note shall be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 16, 2015 as posted at the OTC Markets exchange of $0.0087 per share for a total common stock issuance of 3,456,221.	30,000

4) Convertible Promissory Note for $25,000 to Charlie Abujudeh dated April 23, 2015, due April 23, 2016, bearing interest at the rate of 10% per annum. This note shall be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 23, 2015 as posted at the OTC Markets exchange of $0.0096 per share for a total common stock issuance of 2,606,882.	25,000

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 6 - Convertible notes payable (CONT.)

5) Convertible Promissory Note for $20,000 to Charlie Abujudeh dated May 6, 2015, due May 6, 2016, bearing interest at the rate of 10% per annum. This note shall be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being May 6, 2015 as posted at the OTC Markets exchange of $0.0094 per share for a total common stock issuance of 2,132,196.	20,000

6) Promissory Note for $11,790.61 to Cardinal Commerce dated March 21, 2013, due March 21, 2016, principal only no interest. This debt was previously held in accrued liabilities. (See Note 13 – Subsequent Events).	11,790

Total Convertible Promissory Notes	$139,790

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the nine months ended September 30, 2015, the Company entered into convertible notes payable with embedded derivative liabilities (conversion options). At September 30, 2015, these notes consist of the following:

2) Callable Secured Convertible Note for $40,000 to Charlie Abujudeh dated May 12, 2015, due May 12, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at the election of the Holder the lesser of (i) 70% of the Trading Price of the Borrower’s Common Stock on the issue date or (ii) the Trading Price of the Borrower’s Common Stock on the Conversion Date. The lowest price the Holder can convert (including discount) is $0.001 per share. (3)	40,000

3) Callable Secured Convertible Note for $30,000 to Johann Gumpp dated May 28, 2015, due May 28, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	30,000

4) Callable Secured Convertible Note for $40,000 to Johann Gumpp dated June 8, 2015, due September 8, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	40,000

5) Callable Secured Convertible Note for $40,000 to Johann Gumpp dated June 19, 2015, due June 19, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	40,000

6) Callable Secured Convertible Note for $28,000 to Johann Gumpp, dated July 1, 2015, due July 1, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period (3).	28,000

7) Convertible Note for $50,000 to Redwood Management, LLC, dated July 15, 2015, due July 15, 2016, bearing interest at 10% per annum. The conversion price shall be equal to 55% of the lowest price of the Common stock in the twenty (20) Trading Days prior to the Conversion Date (the “Fixed Conversion Price”). (3)	50,000

8) Convertible Note for $30,000to Redwood Management, LLC, dated August 24, 2015, due August 24, 2016, bearing interest at 10% per annum. The conversion price shall be equal to 55% of the lowest traded price of the Common Stock in the twenty (20) Trading days prior to the Conversion Date (the “Fixed Conversion Price”). (3)	30,000

Total convertible notes payable with embedded derivative liability	$258,000

Total convertible promissory notes & convertible notes payable with embedded derivative liability	$397,790

Convertible Promissory Note for TCA Master Global Fund, LP dated October 29, 2014 – in default (See Note 6).	577,359

Total Convertible Notes - Net	$975,149

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 6 - Convertible notes payable (CONT.)

(1) Note contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rate under the note in the event of such defaults.

(2) The embedded derivative liability associated with the conversion option of the note was bifurcated from the note and recorded at its fair value on the date of issuance and at each reporting date.

(3) The Company has classified this note as current due to its expectation to either repay or convert the note on a current basis.

The total estimated fair value of the embedded derivative liability associated with the conversion options of these convertible notes payable at inception was $139,940 for the convertible notes with embedded derivatives added in 2015, of which $0 was discounted against the notes and no interest expense was recorded upon issuance. See Note 7, Fair Value Measurements, for a discussion of the changes in the fair value of the embedded derivative liability during the nine months ended September 30, 2015.

The following tables set forth our assets and liabilities measured at recurring or non-recurring, at September 30, 2015 and December 31, 2014, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	September 30, 2015

Liabilities:
Callable Secured Convertible Note (1)	$-	$-	$33,929	$33,929
Callable Secured Convertible Note (2)	-	-	25,714	25,714
Callable Secured Convertible Note (3)	-	-	35,000	35,000
Callable Secured Convertible Note (4)	-	-	35,357	35,357
Callable Secured Convertible Note (5)	-	-	25,500	25,500
Convertible Note	-	-	75,084	75,084
Convertible Note	-	-	47,676	47,676
Derivative Instruments – Convertible	-	-	-	-

Total	$-	$-	$278,260	$278,260

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments – Convertible	$-	$-	$439,368	$439,368

Total	$-	$-	$439,368	$439,368

Fair Value of Financial Instruments

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Market price and estimated fair value of common stock:	.0160	0.0218
Exercise price - range	0.0065 - 0.0018	0.0174
Expected term range – (years)	.29 – 1yr	.58
Discount range	55% - 80%	-
Dividend yield	-	-
Expected volatility	173%	217%
Risk-free interest rate - range	0.33 – 0.35	0.12%

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 7 - Loans Payable – Related Parties

The Company’s major shareholder has agreed to advance short term funding until revenue or other funding has been obtained. The advances and repayments will fluctuate depending on cash flow. As of September 30, 2015, the amount owed the shareholder was $40,179 as the shareholder’s net advance for the quarter was $39,656.

On December 4, 2014, the Company’s Chief Financial Officer agreed to advance the company a short term bridge loan. The repayment of the bridge loan will be the principal amount only with zero interest calculated due on November 30, 2015. As of September 30, 2015, the amount owed the CFO was $20,000. On October 30, 2015, the Company paid $10,000 leaving a balance as of the date of the filing of $10,000.

The Company acquired related party debt associated with the acquisition of Seergate in the amount of $9,500.

On September 4, 2015, the Company’s Chief Technology Officer and Director agreed to advance the company a short term bridge loan of $25,581 for purposes of working capital. The repayment of the bridge loan will be the principal amount only with zero interest calculated due in one year, September 4, 2016.

NOTE 8 – LOANS PAYABLE - OTHER

During the 3rd Quarter of 2015, the Company was advanced a short term bridge loan from an accredited investor in the amount of $40,000 for purposes of working capital. The repayment of the bridge loan will be the principal amount only with zero interest calculated due in one year, August 4, 2016.

On August 18, 2015, the Company was advanced a short term bridge loan from an accredited investor in the amount of $7,000 for purposes of working capital. The repayment of the bridge loan will be the principal amount only with zero interest calculated due in one year, August 18, 2016.

The Company had two notes with Conwell Kirkpatrick at September 30, 2015. The first was the remaining balance on the original note after assignment of $53,047(see assignment note disclosure in Note 13). A second note was executed on January 1, 2015 in the amount of $38,171 for the fees associated with defending the patented holder in the same law suit.

NOTE 9 – LEASES

On October 1, 2013, the Company entered into a secured lease with QTS Data Center. The terms of this agreement are three (3) years at $500 per month.

For the nine months ended September 30, 2015, the lease expense was $4,705.

NOTE 10 – FACILITIES

On July 1, 2014, MyECheck, leased approximately 3700 square feet of Class A Office Space in the City of Folsom California as its corporate headquarters and primary product development center. This is a 42 month full service lease expiring on December 31, 2017 with an average rent per month of $4,735. The rent increases annually by $0.05 per square foot. Both physical and electronic security features are employed at this location.

On October 28, 2014, MyECheck amended its original lease agreement with Maidu Investment, LLC (Maidu Investment) at the office development known as College Point Business Center, located at 2600 E. Bidwell Street in the City of Folsom, State of California, to include an expansion space defined as Suite 190. The Company took possession of the property on December 5, 2014. The lease term on the expansion space is 42 months expiring on September 30, 2018 with an average combined rent per month of $10,998.

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

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 10 – FACILITIES (CONT.)

On March 1, 2015, Seergate, entered into a sublease with YK. Multimedia, Ltd. renting one room within the offices of an Executive Suite located on level 1 at “Gamla Building in Park” in Ra’anana, Israel. This lease is open ended and can be terminated with a thirty day written notice of intent to vacate the premises at any time. The monthly rent is $900 U.S. and is prepaid in increments of three months in advance. There was no deposit or guarantee required.

The rent expense for the nine months ended September 30, 2015 was $109,390 which was included in operating expenses.

Note 11 - Commitments and Contingencies

Litigations, claims and assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims, other than disclosed below; that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Meegan, Hanschu & Kassenbrock

On August, 21, 2012, a judgment was filed against the Company in the State of California, awarding the plaintiff $38,183 for unpaid legal fees, damages and interest. As of September 30, 2015, the judgment is still in force and the amount remains unpaid. The Company’s management has opened discussions with the law firm to attempt to negotiate a settlement and is still continuing to resolve this in the fourth quarter of 2015.

MyECheck, Inc. vs Zipmark Inc., Jay Bhattacharya

On October 10, 2014, the Company filed a complaint with the United States District Court, Sacramento Division, against Zipmark, Inc. and Jay Bhattacharya, Inc. for damages for breach of contract in the amount of $35,000 plus interest from June 1, 2012, patent infringement damages in an amount no less than $500,000 and that such amounts be tripled, and for a temporary and permanent injunction prohibiting defendants from using the patented MyECheck technology for online check processing. MyECheck has been informed that the defendants Zipmark and Jay Bhattacharya continue to operate Zipmark’s business using technology that infringes on MyECheck’s patented technology. In addition, defendant Zipmark breached the Services Agreement by failing to pay the second part of the required license fee. Zipmark and/or Jay Bhattacharya have filed a motion to dismiss and challenge the venue. The Company has filed a response to these motions and continues to vigorously pursue all claims against Zipmark and Jay Bhattacharya. As of the date of the filing the Company has received the Scheduling Order from the Court that sets out the dates for completing discovery, disclosing expert witnesses, filing dispositive motions and pre-trial dates.

These dates commence November 6, 2015 and continue through June 20, 2016. In the matter of MyECheeck versus Zipmark, the parties appeared at the Superior Court of California on October 7, 2015, for a hearing on Defendant Zipmark’s Motions. The court ruled on the motions as follows:

1)	Motion to Dismiss Contract Claim:	Motion Denied
2)	Motion for Stay of Proceedings:	Motion Denied
3)	Motion to Find Patent Invalid:	Motion Denied

The judge stated he was not comfortable ruling on the Motion to Dismiss the Patent at this stage of the proceedings. The Judge requested to see additional evidence, including expert witness reports, discovery responses, etc. before further reviewing this issue.

In addition, the Judge made two additional orders:

1)	The Judge ordered a Mediation with the Court Magistrate, Judge Kendall Newmann.
2)	The Judge ordered counsel to meet and present to him within five (5) days a modified discovery order concerning the patent issue.

MyECheck, Inc. vs Sweetsun Intertrade, Inc., Seven Miles Securities, Titan International Securities, Inc. and Scottsdale Capital Advisors Corporation

On December 11, 2014, the Company filed a complaint with the United States District Court, Sacramento Division, against Sweetsun Intertrade, Inc., Seven Mile Securities, Titan International Securities, Inc. and Scottsdale Capital Advisors Corporation for declaratory relief for cancellation of share certificates, damages for fraud, including punitive damages from Sweetsun, and preliminary and permanent injunctions restraining them from transferring any shares of the Company’s common stock.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 11 - Commitments and Contingencies (CONT.)

In 2010, the Company entered into a settlement agreement with Tangiers Investors, LP on a note due Tangiers in the amount of $32,200 plus attorney fees. Sweetsun was to have purchased the note from Tangiers satisfying the liability. Sweetsun failed to purchase the note and induced the Company to issue shares to Titan International Securities, Inc. as if the note had been paid. The Company first learned of the false claim of defendant Sweetsun’s representations, and the additional issuance of fraudulent shares to Seven Mile Securities in October, 2013.

Defendant Scottsdale Capital Advisors Corporation currently holds an unknown amount of the shares of stock in the Company that were originally issued to defendant Sweetsun as they are a brokerage company. At December 20, 2014, there was a stop transfer enforced on the shares issued to Titan International Securities. To date, these shares have not been transferred and remain in their entirety until this matter is resolved. MyECheck paid the note thereby eliminating the liability and on October 9, 2014, Tangiers acknowledged that it had been paid in full.

On March 12, 2015, Seven Mile Securities submitted all the required documentation to the Company’s transfer agent which permitted the return of 275,000,000 shares of common stock that was part of the subject matter of this litigation. The litigation continues against the other defendants in this action. On October 16, 2015, the U.S. District Court for the Eastern District of California granted defendant Scottsdale Capital advisors’ motion to dismiss, with prejudice and without leave to amend. His dismissal affects only Scottsdale, all other defendants in the action remain as parties to the litigation.

Cecil Edwin Boozer

In late 2014, an individual, Cecil E. Boozer, contacted the Company, contending that he had been promised a twenty percent (20%) equity interest in the Company as well as retaining a fifty percent (50%) membership interest as the “co-founder” of the Company’s wholly owned subsidiary, GreenPay, LLC, a Wyoming limited liability company.  The Company also received a letter from Mr. Boozer dated March 25, 2015 which contained similar claims.  As of the date of this filing, no legal proceeding has been initiated by this individual.  However, as a cautionary measure, on February 5, 2015, the Company referred this matter to outside counsel and, following an active investigation, the Company believes that the claims asserted by this individual lack legal merit and Mr. Boozer has not made any further attempt to contact the Company’s litigation counsel following the initial exchange of information.

Rodriguez, Anthony v. MyECheck, et al.

Sacramento Superior Court, Case No. 34-2015-00184196

On September 11, 2015, a former employee of the Company, Anthony Rodriguez, filed the above-referenced civil action claiming damages for unpaid compensation.  Specifically, Mr. Rodriguez alleges that he was promised stock in the Company which was never tendered as well as wages which were not paid.  The suit names both the Company as well as Edward Starrs.  The Company has engaged litigation counsel in order to aggressively defend against the Plaintiff’s claims.  The Company believes that the Plaintiff’s claims are baseless and without any merit whatsoever. Counsel has answered the complaint denying all of the claims, and has commenced discovery against Mr. Rodriguez.

TCA Global Credit Master Fund, L.P. v. MyECheck, Inc., et al.

On July 13, 2015, TCA Global Credit Master Fund, L.P. initiated a breach of contract action against MyECheck and several other defendants in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  TCA is a holder of the Company’s convertible notes and has filed its action against MyECheck seeking damages for alleged breaches by MyECheck of the provisions of the convertible notes.  Although MyECheck intends to file an answer to TCA’s complaint within the time allotted under Florida law, as of the date of this filing the Company is engaged in settlement discussions with TCA in an effort to resolve the dispute.

Kenneth Maciora v. Signature Stock Transfer

Collin County District Court, Texas, Case No. 296-04725-2015

On November 18, 2015, Mr. Maciora sued the Company's transfer agent alleging his entitlement to the issuance of 66,666,666, shares of the Company's common stock purportedly based on his purchase of such shares from a former employee of the Company.  The Company never issued the aforementioned shares to its former employee and does not believe that the plaintiff has any claim to the shares. This lawsuit is relatively new, and the Company is evaluating and cooperating with the transfer agent's defense of the lawsuit.  The initial evaluation is that the lawsuit has no merits such that Mr. Maciora is not entitled to the stock he is seeking.  At the time of this disclosure, the transfer agent is not yet required to answer the lawsuit.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 11 - Commitments and Contingencies (CONT.)

Consulting, Service and License Agreements

In October, 2014, the Software License and Services Agreement between the Company and its major customer dated November 23, 2013, was amended to include a 2014 Software Module License Fee in the amount of $500,000. The Company recorded $86,200 as revenue in the quarter ending June 30, 2015 and $83,300 in December 31, 2014. The Company recorded the revenue as it was earned and payment was received.

The Company entered into a License Agreement with GreenPay, LLC on February 24, 2014. Subsequent to that Agreement, the Company and Sierra Global, LLC entered into business discussions, the point of which was the purchase of GreenPay by the Company. In anticipation of that transaction, the Company’s CEO became an unpaid business consultant to GreenPay and was authorized to establish a bank account for GreenPay. After the acquisition of GreenPay by the Company, the bank account was retained by Sierra Global (the Company executed a license under which Sierra Global was permitted to use the GreenPay trade name for limited purposes). During this time, the Company’s CEO did not participate in any ownership of either Sierra Global or GreenPay.

Note 12 - Stockholders’ Deficit

Amendment to Articles of Incorporation

On June 11, 2012, the Company filed an Amendment of Articles of Incorporation with the State of Wyoming to increase authorized shares as follows:

•	Common Stock – 4,900,000,000 – Par value $0.00001 per share

•	Preferred Stock Class, Series A – Par value $0.00001 per share – 10,000,000 shares authorized

•	Preferred Stock Class, Serious B – Par value - $0.00001 per share – 90,000,000 shares authorized

Each Share of Series A Preferred Stock (PS) is entitled to vote together with the holders of the Company’s common stock on all matters and is entitled to 4 times the sum of: i) the total number of shares of common stock which are issued and outstanding at the time of voting, plus, ii) the total number of shares of Series B and Series C Preferred Stock which are issued and outstanding at the time of voting.

Issuance of Convertible Preferred Stock – related party

Each share of Preferred Stock is convertible into the number of shares of Common Stock which equal four times the sum of: i) total number of shares issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B and Series C Preferred Stocks which are issued and outstanding at the time of conversion.

On May 29, 2012, the Company issued one share of restricted Series A Preferred Stock (PS) to the major shareholder as part of the employment agreement.

On October 6, 2014, the Company purchased all rights, titles and interest in the one (1) share of MyECheck, Inc. Preferred Class Stock, Series A, stock outstanding. The purchase price paid by the Company for one (1) share of MyECheck, Inc. Preferred Class Stock, Series A, stock was one dollar ($1.00).

Issuance of Common Stock

On October 30, 2014, the Company established a share reserve of common stock to an accredited investor in the amount of 101,102,941 as part of the terms of the Debenture to TCA Global Credit Master Fund, LP, such reserve being five (5) times the number of shares of Common Stock as shall be necessary to effect the full conversion per Article VII, Section 4 of the Debenture. The Company will maintain the reserve of 101,102,941 shares until such time as the Company’s dispute with TCA is resolved.

On January 27, 2015, the Company issued 7,500,000 shares of its common stock to Hermen Cruz, who is deemed an accredited investor, as consideration for his participation in the early development of the Company in 2007, having a fair value of $135,750 ($0.0181/share), based upon recent quoted trading price.  The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 12 - Stockholders’ Deficit (CONT.)

On February 6, 2015, the Company issued 2,500,000 shares of its common stock to Erwin Sillerico, who is deemed an accredited investor, as consideration for his participation in the early development of the Company in 2007, having a fair value of $49,750 ($0.0199/share), based upon recent quoted trading price.  The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On March 24, 2015, the Company entered into a severance agreement with its National Account Sales Manager resulting in the authorization of 833,335 shares of the Company’s common stock having a fair value of $16,250 ($0.0195/share), based upon quoted trading price at the date of the executed agreement.  At December 31, 2014, the company recorded $6,417 as common stock payable. This award was authorized by the Board of Directors on March 24, 2015. The stock was issued on March 24, 2015.

On April 2, 2015, the Company issued and executed a convertible note for $15,900. The Company converted accounts payable for services provided to allow the Company to become DTC eligible of $14,500 plus interest of $1,400 incurred on January 29, 2014. The note has a term of one year and bears interest at 10% and is unsecured. The debt is convertible based upon 50% of the stock price at January 29, 2014 of a price per share of $0.0016. On April 7, 2015, the note was converted to 19,875,000 shares of the Company’s common stock which resulted in a loss of $389,550.

On May 6, 2015, MyECheck issued 150,000,000 shares of its common stock as payment of the purchase price for 100% of the issued and outstanding capital stock of Seergate, Ltd.  The common stock issued in connection with the Seergate transaction was valued at $0.02 per share and was calculated using the volume-weighted sales price per share on the OTC – PINK for a consecutive period of ten (10) business days.  The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On April 16, 2015, the Company approved the partial assignment of $40,000 of a debt dated October 5, 2010. On April 21, 2015, the Company authorized the conversion of such debt into 40,000,000 shares of common stock at $0.001 per share which resulted in a loss of $840,000.

On July 29, 2015, the Company executed and awarded a combined total of 88,000,000 shares of MyECheck common stock to its Employees at a fair market value of $0.0129 per share.

Cancellation of Common Stock Issuance

The cancellation of the 275,000,000 shares for Seven Mile Securities was completed on April 14, 2015 and returned to common stock. On March 12, 2015, Seven Mile Securities submitted all the required documentation to the Company’s transfer agent which permitted the return of 275,000,000 shares of common stock that was part of an ongoing litigation. Seven Mile Securities has been removed as a defendant in this litigation.

NOTE 12 – MAJOR EVENTS

On May 17, 2015, entered into an Authorized Reseller Agreement with Avidia Bank. Under the terms of the Reseller Agreement between MyECheck and Avidia Bank, MyECheck agreed to authorize Avidia Bank to sell MyECheck’s data processing services and its mobile payment system to Avidia’s customers. In addition Avidia bank has agreed to authorize MyECheck to sell its data processing services and its mobile payment system to its customers. For the quarter ended September 30, 2015, this contract resulted in gross commission revenue in the amount of $56,666 of which $30,071 was paid out as commission to a third party vendor for transaction fees.

On September 9, 2015 the Company entered into a Services Agreement with PacNet Services, Ltd. After the integration process was complete, the first transaction was processed on September 28, 2015. As of the last report generated on November 13, 2015, PacNet has processed 13,800 items resulting in transaction revenue of $3,468. The cost of processing these items to an outside vendor is $0.10 per item resulting in an amount owed the vendor of $1,380.

On September 21, 2015, executed and entered into a Service Agreement with Charleston Enterprise Group to provide fully electronic check services for Charleston’s property management business. Under the terms of the agreement, MyECheck will provide a rent payment solution that enables electronic rent payments by tenants to landlords’ existing bank accounts.

On September 29, 2015, the Company executed and entered into a Services Agreement with TradeRocket, Inc., operator of the TradeRocket invoicing and payments platform, providing them with fully electronic payment services to facilitate secure, low cost, high speed electronic payments for business customers using the TradeRocket platform.

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated for subsequent events at the date the consolidated financial statements were available to be issued and concluded that the events or transactions occurring during that time period requiring recognition or disclosure have been made.

On October 6, 2015, the balance on the initial assignment owed by MyECheck to Conwell Kirkpatrick relating to debt incurred prior to December 21, 2015 of $53,055 was paid and executed. In addition, the Board of Directors authorized the conversion of the Conwell Kirkpatrick Note of $53,055 at a conversion price of $0.002 or 26,527,455 shares of common stock.

On October 9, 2015, the Company issued and executed a Convertible Promissory Note to Microcap Equity Group, LLC for $15,000, due October 9, 2016, bearing interest at the rate of 12% per annum. This note shall be paid in full in part to Holder by conversion at the maturity date based upon the discounted price of fifty percent (50%) of the lowest closing price for the Common stock during the thirty Trading Days ending on the latest complete Trading Day prior to the Conversion Date. At September 30, 2015, the conversion factor represents a price per share of $0.0079 for a total common stock issuance of 1,910,828.

On October 22, 2015, the Promissory Note for Cardinal Commerce was purchased by an accredited investor and converted to stock at a price per share of $0.001 for a total common stock issuance of 11,790,000.

On October 23, 2015, the Company executed and entered into a Services Agreement with General Payment Systems, Inc. not only providing them fully electronic check services to its customers under this Service Agreement but they have also elected to utilize several of our “Optional Services” to enhance their verification and authorization capabilities.

On November 2nd, 2015, Mr. Bill Delgado, a former member of the Company’s Board of Directors and the Company reached an agreement by which the Company agreed to compensate Mr. Delgado with 25,000,000 shares of the Company’s common stock. There were no legal proceedings filed at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and MyECheck’s actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of MyECheck should be read in conjunction with the financial statements and notes thereto.

MyECheck’s prior full fiscal year ending December 31, 2014 is not indicative of MyECheck’s current business plan and operations. Incorporated in October 2004, MyECheck currently has limited revenues and is deemed an early stage Company. This plan of operation will focus on MyECheck’s business plan and operations current. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

On November 2nd, 2015, Mr. Bill Delgado, a former member of the Company’s Board of Directors and the Company came to a verbal agreement and executed a settlement by which the Company agreed to compensate Mr. Delgado with 25,000,000 shares of the Company’s common stock. An Issuance Resolution has been executed and sent to the Company’s Transfer Agent and is currently in processing at this time. There were no legal proceedings filed at any time.

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

Early emphasis has been on building sales channels through partnerships. MyECheck has experienced early success in partnerships with PSP Cardinal Commerce and is in discussions and other major PSPs.

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

MyECheck’s in-house sales force and independent sales agents also use email and cold calling marketing techniques, focusing on the industry’s largest target companies. MyECheck is currently in discussion with a large Independent Sales Organization (ISOs) regarding partnership and representation opportunities.

In addition to the effective marketing and distribution of MyECheck’s services, MyECheck’s infrastructure must be able to support a significant increase in transaction volume. MyECheck plans to enhance its infrastructure by adding a new data center and new hardware in anticipation of increased transaction volume. MyECheck plans to continue to scale it’s infrastructure in advance of the need.

Overview

Results of Operations

We incurred a net loss of $992,923 for the year ended December 31, 2014 and a net loss for the three and nine-month periods ended September 30, 2015 of $1,903,726 and $3,660,413, respectively. At September 30, 2015 we had cash and cash equivalents of $4,534 and a working capital deficit of $2,566,277.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

We had revenue from continuing operations in the three-month periods ended September 30, 2015 of $82,389 and $48,802 for 2014. An increase of $33,587, or 69%. S, G & A was $1,878,535 in 2015 compared to $526,568 in 2014, an increase of $1,351,967 or 257%. The following table sets forth, for the periods indicated, the dollar and variance percentages of operating expenses in our financial statements:

Three months ending:	9/30/2015	9/30/2014	$ VAR	% VAR
Salaries & Related Expenses	$101,510	$155,276	$(53,766)	35%
Contract Labor & Consulting	-	-	-	0%
Legal & Professional Fees	291,198	60,390	230,808	382%
Amortization of Loan Fees	21,551	-	21,551	100%
Insurance	1,285	1,469	(184)	-13%
Advertising & Marketing Development	1,701	15,969	(14,268)	89%
Research & Development	258,261	139,324	106,973	77%
Rent	35,216	14,598	20,618	141%
Employee Stock Compensation	1,135,200	107,778	1,027,422	953%
Miscellaneous	32,613	31,764	849	3%
Total Expenses	$1,878,535	$526,568	$1,351,967	257%

For the three months ended September 30, 2015 the Company focused on development of the email money transfer system for our licensee in Africa, and launching a US mobile application, resulting in an increase of a Research and Development expense variance of $106,973.  In addition, the Company awarded its staff of key senior personnel with a one time employee stock grant amounting to employee stock compensation of $1,135,200 for their commitment and efforts in the development of the mobile application and the success of becoming a SEC effective.  Legal and Professional fees increased by $230,808 for the following reasons:  SEC Compliance to complete the Form 10, the acquisition of Seergate, the litigation of Zipmark and other legal issues.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

We had revenue from continuing operations in the nine-month periods ended September 30, 2015 of $640,498 and $772,865 for 2014. A decrease of $132,000, or 17%. S, G & A was $3,088,262 in 2015 compared to $716,025 in 2014, an increase of $2,372,237 or 331%. The following table sets forth, for the periods indicated, the percentage of the dollar and variance percentages in our financial statements:

Nine months ending:	9/30/2015	9/30/2014	$ VAR	% VAR
Salaries & Related Expenses	$503,460	$220,989	$282,471	128%
Contract Labor & Consulting	20,849	-	20,849	100%
Legal & Professional Fees	470,641	101,129	369,512	365%
Amortization of Loan Fees	150,869	-	150,169	100%
Insurance	33,677	2,571	31,106	1210%
Advertising & Marketing Development	30,468	26,412	4,056	15%
Research & Development	489,221	180,683	308,538	171%
Rent	109,390	15,198	94,192	620%
Employee Stock Compensation	1,145,033	107,778	1,037,255	962%
Miscellaneous	134,654	61,265	73,389	120%
Total Expenses	$3,088,262	$716,025	$2,372,237	331%

For the nine-month period ended September 30, 2015, the Company continued its build out of the management team and infrastructure.  By acquiring Seergate, Ltd, salaries and related expenses increased due to the new addition of staff that came with the acquisition of Seergate, and are required to deliver the licensed software in Africa.  Rent increased due to a new corporate facility to house its expansion.  Research and Development increased due to the additional services Seergate provided that enhanced MyECheck’s software platform, and provided custom development for the licensee in Africa.  Legal and Professional fees increased as a result of the additional accounting and audit needs to close the Seergate acquisition and to comply with the filing of the Form 10 Registration Statement.

Other Income (Expense)

Interest income (expense) for the nine months ended September 30, 2015 and 2014 was ($96,195) and ($10,409), respectively for increase of $85,786 from the same period in 2014.

Other income (expense) for the nine months ended September 30, 2015 and 2014 was ($1,071) and $119,576 respectively for a decrease of $(120,647) over the same period in 2014.

Cash Flows

September 30, 2015 and 2014

Cash provided by operating activities

At September 30, 2015, the Company generated revenue from licensing, consulting, maintenance and transactional fees in the amount of $583,932 and commission income from a new customer in the amount of $56,666 for a total generated revenue of $640,498, of which $44,540 was accounts receivable less $25,000 from deferred revenue for a net operating cash revenue of $660,763.

At September 30, 2014 the Company generated revenues of $772,865, deducting net change of accounts receivable of $48,500 resulting in net cash receipts of $724,365, of which $584,529 was used to pay operating expenses of $538,002 and $46,527 for cost of revenues, $11,300 in accrued liabilities, $21,346 comprised accounts payable and the remaining $45,821 comprised prepaid expenses for a net operating cash of $61,369.

Cash used in investing activities

The Company had net cash of $41,014 used in investing activities for the nine months ended September 30, 2015 of which $25,491 was for the acquisition of new furniture and computer equipment, $4,900 came from investment in other assets and the company invested $10,623 in the acquisition of new websites. We had $88,175 used in investing activities in the nine months ended September 30, 2014 which comprised of $36,363 for the acquisition of furniture and computer equipment, a security deposit on the new facility of $32,812, costs incurred from capitalized website of $9,000 and $10,000 for the purchase of treasury stock.

Cash used in financing activities

Net cash provided by financing activities totaled $565,105 which comprised of a net payment of ($75,000) for the acquisition of Seergate, proceeds from convertible debt of $425,149, proceeds on a loan payable from a related party of $61,446, and proceeds of a loan payable (other) of $153,510 for the nine months ended September 30, 2015 compared to net cash provided by financing activities $78,551 of which was comprised of proceeds from loans payable from related parties of $18,001, loan proceeds from the acquisition of a subsidiary in the amount of $83,300 and the repayment of a convertible note payable in the amount of $22,750 for the nine months ended September 30, 2014

Liquidity and Capital Resources

Nine –Month Period Ended September 30, 2015

At September 30, 2015, the Company had cash of $4,534 and a working capital deficit of $2,566,277. At December 31, 2014, the Company had cash of $51,261 and a working capital deficit of $1,345,517. This decrease in cash was due primarily to operating losses during the nine months ended September 30, 2015.

The Company’s business plan calls for significant expenses in connection with the growing development of the Company’s products and services. As a developmental stage company, to date the Company has funded its operations with capital raised through the issuances of convertible notes, debt securities and credit facilities. The Company does not currently have sufficient funds to conduct continued development on its product and services and requires additional financing in order to continue its product and service development efforts. The Company may also require additional financing if the costs of development process are greater than anticipated. Additionally, the Company may require additional financing to sustain its business operations if the Company is not successful in earning sufficient revenue upon completion of its products and services. However the Company cannot ensure that additional financing will be available when needed on favorable terms, or at all. Even if the Company is able to raise the funds required, it is possible that the Company could incur unexpected costs and expenses or experience unexpected cash requirements that would force the Company to seek alternative financing. Furthermore, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of its common stock.

Capital Resources

Management estimates that the Company will require $986,968 to operate for the next twelve (12) months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “Smaller Reporting Company,” the Company not required to provide the information required by this item.

Item 4.  Controls and Procedures

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

As of September 30, 2015, our management conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at September 30, 2015.

PART II - OTHER INFORMATION

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

Meegan, Hanschu & Kassenbrock

On August, 21, 2012, a judgment was filed against the Company in the State of California, awarding the plaintiff $38,183 for unpaid legal fees, damages and interest. As of September 30, 2015, the judgment is still in force and the amount remains unpaid. The Company’s management has opened discussions with the law firm to attempt to negotiate a settlement and is still continuing to resolve this in the fourth quarter of 2015.

MyECheck, Inc. vs Zipmark Inc., Jay Bhattacharya

On October 10, 2014, the Company filed a complaint with the United States District Court, Sacramento Division, against Zipmark, Inc. and Jay Bhattacharya, Inc. for damages for breach of contract in the amount of $35,000 plus interest from June 1, 2012, patent infringement damages in an amount no less than $500,000 and that such amounts be tripled, and for a temporary and permanent injunction prohibiting defendants from using the patented MyECheck technology for online check processing. MyECheck has been informed that the defendants Zipmark and Jay Bhattacharya continue to operate Zipmark’s business using technology that infringes on MyECheck’s patented technology. In addition, defendant Zipmark breached the Services Agreement by failing to pay the second part of the required license fee. Zipmark and/or Jay Bhattacharya have filed a motion to dismiss and challenge the venue. The Company has filed a response to these motions and continues to vigorously pursue all claims against Zipmark and Jay Bhattacharya. As of the date of the filing the Company has received the Scheduling Order from the Court that sets out the dates for completing discovery, disclosing expert witnesses, filing dispositive motions and pre-trial dates. These dates commence November 6, 2015 and continue through June 20, 2016. In the matter of MyECheeck versus Zipmark, the parties appeared at the Superior Court of California on October 7, 2015, for a hearing on Defendant Zipmark’s Motions. The court ruled on the motions as follows:

4)	Motion to Dismiss Contract Claim:	Motion Denied
5)	Motion for Stay of Proceedings:	Motion Denied
6)	Motion to Find Patent Invalid:	Motion Denied

The judge stated he was not comfortable ruling on the Motion to Dismiss the Patent at this stage of the proceedings. The Judge requested to see additional evidence, including expert witness reports, discovery responses, etc. before further reviewing this issue.

In addition, the Judge made two additional orders:

3)	The Judge ordered a Mediation with the Court Magistrate, Judge Kendall Newmann.
4)	The Judge ordered counsel to meet and present to him within five (5) days a modified discovery order concerning the patent issue.

MyECheck, Inc. vs Sweetsun Intertrade, Inc., Seven Miles Securities, Titan International Securities, Inc. and Scottsdale Capital Advisors Corporation

On December 11, 2014, the Company filed a complaint with the United States District Court, Sacramento Division, against Sweetsun Intertrade, Inc., Seven Mile Securities, Titan International Securities, Inc. and Scottsdale Capital Advisors Corporation for declaratory relief for cancellation of share certificates, damages for fraud, including punitive damages from Sweetsun, and preliminary and permanent injunctions restraining them from transferring any shares of the Company’s common stock. In 2010, the Company entered into a settlement agreement with Tangiers Investors, LP on a note due Tangiers in the amount of $32,200 plus attorney fees. Sweetsun was to have purchased the note from Tangiers satisfying the liability. Sweetsun failed to purchase the note and induced the Company to issue shares to Titan International Securities, Inc. as if the note had been paid. The Company first learned of the false claim of defendant Sweetsun’s representations, and the additional issuance of fraudulent shares to Seven Mile Securities in October, 2013. Defendant Scottsdale Capital Advisors Corporation currently holds an unknown amount of the shares of stock in the Company that were originally issued to defendant Sweetsun as they are a brokerage company. At December 20, 2014, there was a stop transfer enforced on the shares issued to Titan International Securities. To date, these shares have not been transferred and remain in their entirety until this matter is resolved. MyECheck paid the note thereby eliminating the liability and on October 9, 2014, Tangiers acknowledged that it had been paid in full.

On March 12, 2015, Seven Mile Securities submitted all the required documentation to the Company’s transfer agent which permitted the return of 275,000,000 shares of common stock that was part of the subject matter of this litigation. The litigation continues against the other defendants in this action.

On October 16, 2015, the U.S. District Court for the Eastern District of California granted defendant Scottsdale Capital Advisors’ motion to dismiss, with prejudice and without leave to amend. His dismissal affects only Scottsdale, and all other defendants in the action remain as parties to the litigation.

Cecil Edwin Boozer

In late 2014, an individual, Cecil E. Boozer, contacted the Company, contending that he had been promised a twenty percent (20%) equity interest in the Company as well as retaining a fifty percent (50%) membership interest as the “co-founder” of the Company’s wholly owned subsidiary, GreenPay, LLC, a Wyoming limited liability company.  The Company also received a letter from Mr. Boozer dated March 25, 2015 which contained similar claims.  As of the date of this filing, no legal proceeding has been initiated by this individual.  However, as a cautionary measure, on February 5, 2015, the Company referred this matter to outside counsel and, following an active investigation, the Company believes that the claims asserted by this individual lack legal merit and Mr. Boozer has not made any further attempt to contact the Company’s litigation counsel following the initial exchange of information.

Rodriguez, Anthony v. MyECheck, et al.

Sacramento Superior Court, Case No. 34-2015-00184196

On September 11, 2015, a former employee of the Company, Anthony Rodriguez, filed the above-referenced civil action claiming damages for unpaid compensation.  Specifically, Mr. Rodriguez alleges that he was promised stock in the Company which was never tendered as well as wages which were not paid.  The suit names both the Company as well as Edward Starrs.  The Company has engaged litigation counsel in order to aggressively defend against the Plaintiff’s claims.  The Company believes that the Plaintiff’s claims are baseless and without any merit whatsoever. Counsel has answered the complaint denying all of the claims, and has commenced discovery against Mr. Rodriguez.

Kenneth Maciora v. Signature Stock Transfer

Collin County District Court, Texas, Case No. 296-04725-2015

On November 18, 2015, Mr. Maciora sued the Company's transfer agent alleging his entitlement to the issuance of 66,666,666, shares of the Company's common stock purportedly based on his purchase of such shares from a former employee of the Company.  The Company never issued the aforementioned shares to its former employee and does not believe that the plaintiff has any claim to the shares. This lawsuit is relatively new, and the Company is evaluating and cooperating with the transfer agent's defense of the lawsuit.  The initial evaluation is that the lawsuit has no merits such that Mr. Maciora is not entitled to the stock he is seeking.  At the time of this disclosure, the transfer agent is not yet required to answer the lawsuit.

Item 1A. Risk Factors

MYECHECK IS A HIGH RISK, START-UP COMPANY AND, AS SUCH, THERE IS UNCERTAINTY REGARDING WHETHER IT WILL SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, GENERATE ENOUGH REVENUE TO SUPPORT OPERATIONS, RECEIVE ANY INVESTMENT, OR ENGAGE ANY NEW CUSTOMERS.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include the raising of capital through debt and/or equity markets. The Company will require additional funding during the next twelve months to finance the growth of its current and expected operations and achieve strategic objectives. Additionally, the Company will need to continually generate revenues through its current business operations in order to generate enough cash flow to fund operations through 2015. The Company is also dependent on bank partnerships when processing transactions. If the Company were to lose bank partnerships, their ability to provide services would be affected negatively.

Changes in laws or interpretation of existing laws may impose significant risks and may prevent the Company from providing its services.

There are no assurances that MyECheck will continue to be able to provide its services. Changes in laws or interpretation of existing laws may pose significant risk and may prevent MyECheck from providing its services. MyECheck is dependent on a bank relationship to enable the Company to provide many of its services and there are no assurances that MyECheck will be able to maintain its current bank relationships, or develop new bank relationships. The Company is also dependent on maintaining their positive approval status with the Federal Reserve. If the Company were to lose this approval, their ability to provide services would be affected negatively.

With the Internet and high technology industries rapidly evolving there are no guarantees that the market demand for the Company’s services exist.

There are no assurances that the market demand for MyECheck’s services exist, or will continue to exist in the future. The Internet and high technology industries are rapidly evolving and changing, and new products or services may be introduced that may make MyECheck’s services less viable or obsolete.

The Company’s business depends to a large extent on retaining the services of its founder and executive officers.

The Company's business depends to a large extent on retaining the services of its founder, Mr. Edward R Starrs (Chairman of the Board of Directors and Chief Executive Officer), as well as MyECheck’s Chief Technical Officer Mr. Robert S. Blandford and MyECheck’s Chief Operations Officer Mr. James T. Fancher. The Company's operations could be materially adversely affected if, for any reason, one or more of the above officers ceases to be active in MyECheck’s management.

The Company has limited operating history and may not have sufficient resources to continue operations.

Management estimates that the Company will require $986,968 to operate for the next twelve (12) months.

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

All these companies take different approaches to processing electronic transactions and to the best of MyECheck’s knowledge, none of them currently offer services of the same type as MyECheck. Nonetheless, these potential competitors, as well as the entry of more competitors offering similar services, could have a material adverse effect upon MyECheck’s business, operating results and financial condition.

Customer Retention

While the Company believes that the market for its products and services will continue to grow, at present MyECheck depends on several significant customers for a significant portion of its revenue, and a loss of one or more of these significant customers could have a material adverse effect on MyECheck’s results of operations.

Our officers and directors are not obligated to commit their time and attention exclusively to our business and therefore they may encounter conflicts of interest with respect to the allocation of time between our operations and those of other businesses.

Our directors are not obligated to commit their time and attention exclusively to our business and, accordingly, they may encounter conflicts of interest in allocating their own time between our operations and those of other businesses.

Interim Chief Financial Officer

Currently, Bruce M. Smith, our Interim Chief Financial Officer, commits 50% of his time to our Company in his capacity as an officer. On February 28, 2015, the Company and Mr. Smith agreed it would be in the best interest of the Company that Mr. Smith continue as acting Interim CFO through the filing process of the Form 10 Registration Statement and thereafter until such time as a new CFO is duly appointed.

The future success of the Company depends largely in part on whether the Internet continues to be a viable commercial marketplace as the Company’s products and services are provided directly over the internet.

Because MyECheck’s products and services are provided directly over the Internet, the future success of MyECheck will depend in large part on whether the Internet continues to be a viable commercial marketplace. Whether because of inadequate development of the necessary infrastructure or as a result of fraud, or any other cause, if customers lack confidence in sourcing products over the Internet, MyECheck’s business, operating results and financial condition will be materially adversely affected.

Rapid and significant technological developments, new product introductions and enhancements may render the Company’s products and services obsolete if we are unable to adapt accordingly.

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

Delays in new product and service development and introduction could adversely affect the Company’s business, operating results and financial conditions.

The process of developing products and services such as those offered by MyECheck may prove to be extremely complex and it is highly likely that MyECheck will experience delays in developing and introducing new products and services in the future.

If MyECheck is unable to develop and introduce new products, services or enhancements to existing products and services in a timely manner in response to changing market conditions or customer requirements, MyECheck’s business, operating results and financial conditions could be materially adversely affected. Also, announcements of currently planned or other new products and services may cause customers to delay their subscription decisions in anticipation of such products and services, which could have a material adverse effect on MyECheck’s business, operating results and financial condition, especially if the introduction of such products and services is delayed.

Products and services offered by the Company are complex and may contain flaws or defects.

Products and services as complex as those offered by MyECheck may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse products and service reviews and a loss or delay in market acceptance. There can be no assurance that flaws or defects will not be found in MyECheck’s products and services. If found, flaws and defects could have a material adverse effect upon MyECheck’s business operations and financial condition.

There has not been a regular trading public market or that a regular trading market will develop in the near term for the Company’s shares.

There has not been a regular trading public market for MyECheck’s shares. There are no assurances that a regular trading market will develop in the near term or that, if developed, it will be sustained. In the event a regular public trading market does not develop, any investment in MyECheck’s Common Stock would be highly illiquid. Accordingly, investors in MyECheck may not be able to readily sell their shares.

There are risks in investing in shares of “microcap” companies which would include the Company.

The Securities and Exchange Commission has advised investors to use caution in investing in shares of “microcap” companies, which would include the Company, (http://www.sec.gov/investor/pubs/microcapstock.htm). The Company encourages investors to consider the information provided by the SEC prior to making an investment in the Company’s stock.

The Company is heavily reliant upon a license with it founder and CEO. If future terms of the license are not agreed upon this could have a material adverse impact on the Company.

On June 28, 2004, the Company entered into a Patent License Agreement with Ed Starrs, its founder and CEO, under which the Company became the sole licensee of US Patent 7389913 for check processing technology. The Company believes that it will obtain a competitive advantage from the ability to access the patent. Although the Company’s license for US Patent 7389913 has a 19 year term, the early termination of the license could have a material adverse impact on the Company.

The Company is a plaintiff in ongoing litigation which could have a material adverse impact on the Company.

The Company is the plaintiff in the United States District Court, Eastern District of California action styled MyECheck vs.Zipmark, Inc. et al. The Company is seeking damages in this action for breach of its license agreement in the amount of $35,000, plus interest, in addition to damages of not less than $500,000 for infringement of the patent that the Company has licensed from its founder, Ed Starrs. There is a risk, common to most litigation seeking damages for patent infringement that the defendant in this case will seek to invalidate the patent on which the Company is suing. An invalidation of the Company’s patent may have a material adverse impact on the Company.

As of the date of the filing the Company has received the Scheduling Order from the Court that sets out the dates for completing discovery, disclosing expert witnesses, filing dispositive motions and pre-trial dates. These dates commence November 6, 2015 and continue through June 20, 2016. In the matter of MyECheeck versus Zipmark, the parties appeared at the Superior Court of California on October 7, 2015, for a hearing on Defendant Zipmark’s Motions. The court ruled on the motions as follows:

7)	Motion to Dismiss Contract Claim:	Motion Denied
8)	Motion for Stay of Proceedings:	Motion Denied
9)	Motion to Find Patent Invalid:	Motion Denied

The judge stated he was not comfortable ruling on the Motion to Dismiss the Patent at this stage of the proceedings. The Judge requested to see additional evidence, including expert witness reports, discovery responses, etc. before further reviewing this issue.

In addition, the Judge made two additional orders:

5)	The Judge ordered a Mediation with the Court Magistrate, Judge Kendall Newmann.
6)	The Judge ordered counsel to meet and present to him within five (5) days a modified discovery order concerning the patent issue.

The Company is also the plaintiff in the United States District Court, Eastern District of California action styled MyEcheck, Inc., vs Sweetsun Intertrade, Inc., Seven Mile Securities, Titan International Securities, Inc. and Scottsdale Capital Advisors Corporation. The Company is seeking Declaratory Relief in this case from the Court to cancel 530,005,000 shares of common stock in the Company that were fraudulently issued due to the actions of the defendants. The Company is also seeking damages of not less than $16,000,000 which is the current market value of the fraudulently issued shares. There is risk, common to all litigation, that the defendants may assert counter-claims for damages that they may allege to have suffered.

If the defendants assert counter-claims in this action upon which they ultimately prevail, an award of damages against the Company in connection with any such counter-claims may have may have a material adverse effect on the Company’s financial condition. However, the defendants have not asserted any counter-claims in this case and the Company does not believe there is any merit in any counter-claim that could be conceivably asserted by these defendants. On October 16, 2015, the U.S. District Court for the Eastern District of California granted defendant Scottsdale Capital Advisors’ motion to dismiss, with prejudice and without leave to amend. This dismissal affects only Scottsdale, and all other defendants in the action remain as parties to the litigation.

MyECheck is a defendant in a civil action initiated on July 13, 2015 by TCA Global Credit Master Fund, L.P. (as Plaintiff) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  The action is styled TCA Global Credit Master Fund, L.P. v. MyECheck, Inc., et al.  TCA is a holder of the Company’s convertible notes and is seeking damages in the aforementioned action for alleged breaches by MyECheck of the provisions of the convertible notes issued to TCA.  On October 29, 2015, Circuit Judge Dale Ross of the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida signed a Final Consent Judgement against the Company in the amount of $577,358.61.

The Company has taken a loss contingency accrual of $187,745.52 related to this case. Additional interest will continue to accrue until this legal matter is fully resolved. The Company’s assessment of its potential loss contingency may change in the future due to developments in the case including negotiations with the plaintiff and other events, such as changes in applicable law, and such reassessment could lead to the determination that no loss contingency is probable or that a greater or lesser loss contingency is probable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2014, the Company established a share reserve of common stock to an accredited investor in the amount of 101,102,941 as part of the terms of the Debenture to TCA Global Credit Master Fund, LP, such reserve being being five (5) times the number of shares of Common Stock as shall be necessary to effect the full conversion per Article VII, Section 4 of the Debenture. The Company will maintain the reserve of 101,102,941 shares until such time as the Company’s dispute with TCA is resolved.

On January 27, 2015, the Company issued 7,500,000 shares of its common stock to Hermen Cruz, who is deemed an accredited investor, as consideration for his participation in the early development of the Company in 2007, having a fair value of $135,750 ($0.0181/share), based upon recent quoted trading price.  The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On February 6, 2015, the Company issued 2,500,000 shares of its common stock to Erwin Sillerico, who is deemed an accredited investor, as consideration for his participation in the early development of the Company in 2007, having a fair value of $49,750 ($0.0199/share), based upon recent quoted trading price.  The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On March 24, 2015, the Company entered into a severance agreement with its National Account Sales Manager resulting in the authorization of 833,335 shares of the Company’s common stock having a fair value of $16,250 ($0.0195/share), based upon quoted trading price at the date of the executed agreement.  At December 31, 2014, the company recorded $6,417 as common stock payable. This award was authorized by the Board of Directors on March 24, 2015. The stock was issued on March 24, 2015.

On April 2, 2015, the Company issued and executed a convertible note for $15,900. The Company converted accounts payable for services provided to allow the Company to become DTC eligible of $14,500 plus interest of $1,400 incurred on January 29, 2014. The note has a term of one year and bears interest at 10% and is unsecured. The debt is convertible based upon 50% of the stock price at January 29, 2014 of a price per share of $0.0016. On April 7, 2015, the note was converted to 19,875,000 shares of the Company’s common stock which resulted in a loss of $389,550.

On May 6, 2015, MyECheck issued 150,000,000 shares of its common stock as payment of the purchase price for 100% of the issued and outstanding capital stock of Seergate, Ltd.  The common stock issued in connection with the Seergate transaction was valued at $0.02 per share and was calculated using the volume-weighted sales price per share on the OTC – PINK for a consecutive period of ten (10) business days.  The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On April 16, 2015, the Company approved the partial assignment of $40,000 of a debt dated October 5, 2010. On April 21, 2015, the Company authorized the conversion of such debt into 40,000,000 shares of common stock at $0.001 per share which resulted in a loss of $840,000.

On July 14, 2015, the Company executed an Assignment of Remaining Balance owed by MyECheck to Conwell Kirkpatrick relating to debt incurred prior to December 21, 2010 in the amount of $53,055.

On July 29, 2015, the Company executed and awarded a combined total of 88,000,000 shares of MyECheck common stock to its Employees at a fair market value of $0.0129 per share.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYECHECK, INC.

/s/ Edward R. Starrs
Edward R. Starrs

President, Chief Executive Officer and Director

/s/ Bruce M. Smith
Bruce M. Smith
Chief Financial Officer

Date: November 30, 2015

