Form 10-Q/A
period 2015-09-30
MYECHECK, INC.
filed 2015-12-09
CIK 1619558

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

MYECHECK, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MYECHECK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,534	$51,261
Accounts receivable - Net	102,200	146,740
Employee advances	2,775	2,500
Capitalized loan fees - Net	-	150,869
Prepaid expenses	28,361	135,444
Total current assets	137,870	486,814

Fixed assets - Net	91,105	61,730
Intangible Assets – Net, Website	24,870	20,250
IP – Mobile App – Seergate – Net	2,969,623	-
Other current assets	4,900	-
Other Assets – Deposits	52,812	70,502

Total Assets	$3,281,180	$639,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,100,441	$679,802
Payroll liabilities	115,872	47,710
Loans payable – related party	95,482	34,036
Loans payable – other	138,218	56,415
Derivative liability	278,260	439,368
Deferred revenue	725	25,000
Convertible notes – net	975,149	550,000
Total Current Liabilities	2,704,147	1,832,331

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued	-	-
Common stock, $0.00001 par value, 4,900,000,000 shares authorized, 4,161,145,067and 4,127,436,732 shares issued and outstanding , respectively	51,611	51,274
Additional paid-in capital	9,074,099	3,452,036
Accumulated deficit	(8,538,676)	(4,878,261)
Treasury stock	(10,001)	(10,001)
Common stock to be issued	-	191,917
Total stockholders’ equity (deficit)	577,033	(1,193,035)

Total liabilities and stockholders’ equity (deficit)	$3,281,180	$639,296

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

The Company had the following potential common stock equivalents at September 30, 2015:

Convertible Promissory Note – face amount of $40,000, conversion price of $0.0102	3,913,894
Convertible Promissory Note – face amount of $13,000, conversion price of $0.0098	1,326,531
Convertible Promissory Note – face amount of $30,000, conversion price of $0.0087	3,456,221
Convertible Promissory Note – face amount of $25,000, conversion price of $0.0096	2,606,882
Convertible Promissory Note – face amount of $20,000, conversion price of $0.0094	2,132,196
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,571,429
Callable Secured Convertible Note – face amount of $30,000, conversion price of $0.0112	2,678,571
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,571,429
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,571,429
Callable Secured Convertible Note – face amount of $28,000, conversion price of $0.0112	2,500,000
Convertible Note – face amount of $50,000, conversion price of $0.0074	6,734,007
Convertible Note – face amount of $30,000, conversion price of $0.0074	4,040,404

Total common stock equivalents	$40,102,993

The Company had the following potential common stock equivalents at December 31, 2014:

Convertible debt – face amount of $550,000, conversion price of $0.0174	31,609,195
Common Stock Payable (See Note 12 – Stockholders’ Deficit)	10,833,335
Total common stock equivalents	42,442,530

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

October 29, 2014 Convertible Debt – TCA Global Credit Master Fund, LP

Terms

On October 29, 2014, the Company issued and executed a convertible note for $550,000 receiving net proceeds of $489,025. The Company paid $60,975 in fees, 2,941,176 shares of common stock for advisory fees not to exceed $100,000 and $33,000 in broker fees for a total capitalized loan fee amount of $193,975. For value received, the Company promises to pay to the order of the Holder, by no later than July 29, 2015 interest on the outstanding principal amount under the Debenture, at the rate of eleven percent (11%) per annum simple interest from the Effective Date. The stock issued for services is further disclosed in Note 12.

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

MYECHECK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Note 6 - Convertible notes payable (CONT.)

5) Convertible Promissory Note for $20,000 to Charlie Abujudeh dated May 6, 2015, due May 6, 2016, bearing interest at the rate of 10% per annum. This note shall be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being May 6, 2015 as posted at the OTC Markets exchange of $0.0094 per share for a total common stock issuance of 2,132,196.	20,000

6) Promissory Note for $11,790.61 to Cardinal Commerce dated March 21, 2013, due March 21, 2016, principal only no interest. This debt was previously held in accrued liabilities. (See Note 14 – Subsequent Events).	11,790

Total Convertible Promissory Notes	$139,790

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the nine months ended September 30, 2015, the Company entered into convertible notes payable with embedded derivative liabilities (conversion options). At September 30, 2015, these notes consist of the following:

2) Callable Secured Convertible Note for $40,000 to Charlie Abujudeh dated May 12, 2015, due May 12, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at the election of the Holder the lesser of (i) 70% of the Trading Price of the Borrower’s Common Stock on the issue date or (ii) the Trading Price of the Borrower’s Common Stock on the Conversion Date. The lowest price the Holder can convert (including discount) is $0.001 per share. (3)	40,000

3) Callable Secured Convertible Note for $30,000 to Johann Gumpp dated May 28, 2015, due May 28, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	30,000

4) Callable Secured Convertible Note for $40,000 to Johann Gumpp dated June 8, 2015, due June 8, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	40,000

5) Callable Secured Convertible Note for $40,000 to Johann Gumpp dated June 19, 2015, due June 19, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	40,000

6) Callable Secured Convertible Note for $28,000 to Johann Gumpp, dated July 1, 2015, due July 1, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period (3).	28,000

7) Convertible Note for $50,000 to Redwood Management, LLC, dated July 15, 2015, due July 15, 2016, bearing interest at 10% per annum. The conversion price shall be equal to 55% of the lowest price of the Common stock in the twenty (20) Trading Days prior to the Conversion Date (the “Fixed Conversion Price”). (3)	50,000

8) Convertible Note for $30,000 to Redwood Management, LLC, dated August 24, 2015, due August 24, 2016, bearing interest at 10% per annum. The conversion price shall be equal to 55% of the lowest traded price of the Common Stock in the twenty (20) Trading days prior to the Conversion Date (the “Fixed Conversion Price”). (3)	30,000

Total convertible notes payable with embedded derivative liability	$258,000

Total convertible promissory notes & convertible notes payable with embedded derivative liability	$397,790

Convertible Promissory Note for TCA Master Global Fund, LP dated October 29, 2014 – in default (See Note 6).	577,359

Total Convertible Notes - Net	$975,149

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

The total estimated fair value of the embedded derivative liability associated with the conversion options of these convertible notes payable at inception was $139,940 for the convertible notes with embedded derivatives added in 2015, of which $0 was discounted against the notes and no interest expense was recorded upon issuance. See table below, Fair Value of Financial Instruments, for the changes in the fair value of the embedded derivative liability during the nine months ended September 30, 2015.

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

The Company had two notes with Conwell Kirkpatrick at September 30, 2015. The first was the remaining balance on the original note after assignment of $53,047(see assignment note disclosure in Note 12). A second note was executed on January 1, 2015 in the amount of $38,171 for the fees associated with defending the patented holder in the same law suit.

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

NOTE 13 – MAJOR EVENTS

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

NOTE 14 – SUBSEQUENT EVENTS

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months ended September 30, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

_____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYECHECK, INC.

/s/ Edward R. Starrs
Edward R. Starrs

President, Chief Executive Officer and Director

/s/ Bruce M. Smith
Bruce M. Smith
Chief Financial Officer

Date: December 8, 2015

