Form 10-K
period 2015-12-31
MYECHECK, INC.
filed 2016-06-06
CIK 1619558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

MYECHECK, INC.

(Name of Small Business Issuer as specific in its Charter)

WYOMING	20-1884354
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

2600 E. BIDWELL STREET, STE 190
FOLSOM, CA
(Address of Principal Executive Offices) (Zip Code)

(844) 693-2432
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value

Preferred Stock, $0.00001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding shares of stock held at June 30, 2015 was $69,650,781 based on the closing price on that date.

As of May 25, 2016, the number of shares of Registrant’s Common Stock outstanding was 4,310,622,778.

MYECHECK, INC.

TABLE OF CONTENTS

FORM 10-K

Edward R. Starrs

Chief Executive Officer

MyECheck, Inc.

1101 Investment Blvd., Suite 125

El Dorado Hills, CA 95762

June 3, 2016

Re: Annual Report

Dear Company Shareholders:

Although we did not execute our 2015 business plan as forecasted, critically important progress was made and we are still on course and committed to the success of all our projects. I hope this letter will provide more insight into the events of the past year, the current status of our multiple business lines, and our plan for 2016 and beyond.

Some of the announcements we made in the past year included in April of 2015, we announced that Boss Tech Support was live on the MyECheck system, they processed for a short period of time and then we mutually decided to end the relationship due to risk concerns. We also announced that NXR Global was live on the MyECheck system, they continue to process on our system, they are very small but growing and submit around 100 transactions per month.

In May 2015, MyECheck announced it had acquired Seergate for stock. The Seergate platform was fully integrated with MyECheck and adds global electronic banking and payment capabilities, including:

-	Virtual bank accounts with sub-account creation and management;
-	Point-of-sale, internet, mobile, ATM, social network and other commerce systems;
-	Automated billing, invoicing and payments for business;
-	Refunds, payouts and bank account push transactions;
-	Multiple layers of authentication and fraud controls;

The acquisition of the Seergate platform enabled MyECheck to operate a closed loop payment system such as eMobile Pay independent of third party software platforms.

We also reported that we had entered into a partnership with Avidia Bank to provide banking and account services for both MyECheck customers, and eMobile Pay, our new mobile payment app. We successfully completed technical integration and testing and began revenue generating operations with the bank.

In July, MyECheck launched a basic version of eMobile Pay, a revolutionary new mobile payment system. eMobile is a software only commerce solution requiring no special hardware that can be adopted by anyone simply by downloading and registering the app from Google or Apple stores. The benefits of the system are faster, safer, lower cost and more convenient payments. Our plan is to enhance the system with more automation and fraud protection and relaunch alongside a national marketing, sales and distribution plan in 2016.

In August, MyECheck began wholesale processing for PacNet Services, a payment services provider. Currently, PacNet is MyECheck’s largest customer in terms of number of transactions processed monthly and revenue. Our largest customer in terms of dollars processed is Simplifile.

In September we reported we had signed a deal with TradeRocket, an innovative new B2B invoicing and payment platform. In order to provide the services, we needed to develop some additional software. We made a significant investment in the partnership based upon reports of a larger government account that has not yet materialized. As of this date we have completed development and testing of the new software and capabilities and are waiting for TradeRocket to begin processing on the system.

We also entered into an agreement to provide services to Charleston Enterprises for their iProp rent payment portal. They are now live on the system transaction volume is very low however they expect to ramp up considerably during 2016.

We also became a fully reporting public company, and up-listed from OTC: Pink to OTC: QB, a more senior marketplace for our stock that will be beneficial to us.

Subsequent to 2015, we have signed and launched government kiosk payments through General Payment Systems, and multiple customers with Receive Pay, both accounts are currently processing transactions on our system and are growing.

We sued Zipmark for patent infringement and breach of contract, we ultimately entered into a settlement agreement with Zipmark, and signed them to a patent license agreement. The specific terms of the license such as revenue are ordered confidential, but we won because they became a licensee of ours and have to pay us a small fee for each electronic check transaction they process. This outcome sets a precedent for other infringers that we may pursue in the future.

We incurred some additional debt by entering into several convertible notes. Our plan is to repay as much of this debt as we can before it is converted into stock, and although we believe we will be able to repay the majority of the debt, there are no assurances that we will be able to repay the debt on time and, if not, the debt may be converted into stock and sold into the market.

We have reduced our expenses to what we believe is the lowest possible point in order to minimize our cash needs until our revenue can support our operations and growth.

We plan to spin off GreenPay in 2016, we are looking for a needed bank partner. In the interim we will be delivering beta apps to MJ SafePay and Itonis so that they will be fully functional once a bank can be integrated.

I do not at this time have any additional update on the lawsuits we have pending.

The following table represents our transaction volume on our check engine, this does not include Africa, or other transactions or revenue sources. Although it is less than we expected for 2015, we have consistent growth that I believe demonstrates the value and viability of our services.

MyECheck Check Engine Production

Month	Electronic Checks	Value
January	1,620	$2,079,256.45
February	2,012	2,967,463.58
March	3,149	4,982,662.63
April	3,729	6,138,307.89
May	4,103	7,002,070.71
June	5,187	9,879,172.50
July	5,849	12,335,721.86
August	6,042	11,500,036.92
September	7,105	13,147,742.07
October	15,526	14,183,770.67
November	17,176	16,482,327.18
December	19,937	20,043,020.16

Total 2015	91,435	$120,741,552.62

January	16,139	$17,552,004.68
February	18,540	19,036,845.01
March	24,354	22,634,687.19

YTD 2016	59,033	$59,223,536.88

When we acquired Seergate in 2015, Seergate had a Memorandum of Understanding (“MOU”) with a company in Africa to facilitate the licensing of our software to banks in Africa. We have recently entered into a definitive licensing agreement with that licensee in Africa. The licensee has sub-licensed the software to a major international bank based in Africa. Due to confidentiality agreements, we are unable to publically disclose the names of the licensee or sub-licensed bank at this time until authorized to do so by the sub-licensee.

We believe the potential to generate revenue for our services is greater with our licensee in African than it is with eMobile in the US, therefore we allowed Africa to prioritize our software development. The opportunity cost for us was the completion of the planned enhancements to eMobile. Unfortunately, the development of the product for the Africa sub-licensee has continued well beyond original expectations as the size and scope of the project has continued to grow, which of course is good news, just not for the short term stock price. The sub-licensee intends to publically launch and announce the services soon, until then we continue to work on testing and enhancing the system for them. The system will be fully launched and announced in the near future, and I believe it will be very successful in terms of enhancing and enabling commerce for the people of Africa, and generate significate revenue for MyECheck shareholders.

We also believe eMobile will be very successful once full automation development has been completed. We have finished plug-ins to enable eMobile to work seamlessly with the most popular web shopping carts, so there will be a large potential user base that can easily adopt and use the system.

Thank you for your trust and patience as we build our company.

Sincerely,

/s/ Edward R. Starrs

Edward R Starrs

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF MYECHECK, INC., A WYOMING CORPORATION, AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS, INTENTIONS AND OTHER FACTORS.

PART I

Item 1. Business

Business Summary

MyECheck is a payments and banking software developer, licensor and services provider.  The company was the first to commercialize the fully electronic check technology described in US Patent 7,389,913 “Method and Apparatus for Online Check Processing.”  MyECheck has successfully processed millions of fully electronic checks on behalf of major corporations, government entities, small businesses and payment processors.  MyECheck acts as a data processor for its customers. It receives transactional data from its customers, and uses the patented technology to format the data into Check 21 files, and transfer the files to a bank for clearing.

In 2015 MyECheck launched eMobile, a mobile payment system for the US market.  eMobile is a 100% software solution that can be downloaded to enable mobile payment acceptance at low cost and risk, without using credit or debit card systems.  The eMobile app can be downloaded from Google and Apple app stores.

The “e” platform, developed for and licensed to domestic and international banks, is a cloud banking, billing and payment system that enables secure, fully electronic commerce over mobile devices, web, email, text, social media and card-less ATM.

MyECheck’s revenue is derived from transaction fees. The company collects a fee per transaction, it also collects up-front licensing fees.

Summary History of MyECheck

MyECheck started processing transactions on version one of its software platform in July of 2005 and continued through March of 2006, after which it ceased processing in order to further develop and refine its service offerings.

During the period from March of 2006 through September 2007, MyECheck redesigned and developed its software platform to better suit the demands of its prospective customers and to ensure the accurate performance of the software.

MyECheck had been sponsored by First Regional Bank, and successfully completed approval and check image file (ANSI X9.37) testing with the Federal Reserve Bank in the second quarter of 2007. On January 29, 2010, the Company’s sponsoring bank, First Regional Bank, was closed by the Federal Deposit Insurance Corporation (FDIC). The new bank acquiring the old bank from the FDIC obtained all rights to accept or reject former contracts. The new bank elected to reject the Company’s agreement with the old bank. The Company is in the process of moving its customers to one of its other processing banks, such as JP Morgan Chase and Bank of America. While the Company does image cash letter deposits with JP Morgan Chase and Bank of America, there is currently no direct contractual relationship between MyECheck and JP Morgan Chase or Bank of America. The Company only makes deposits to their customer’s accounts.

MyECheck entered into a merger agreement in November 2007 with Sekoya Holdings Ltd., a non-trading Nevada corporation in the process of developing an online payment system for use in the Chinese online community.  This agreement was amended on February 4, 2008, and became effective on March 14, 2008. Under the merger agreement, shareholders of Sekoya at the time of the merger would own approximately 40% of the shares of the surviving company and shareholders of MyECheck would own approximately 60% of the surviving company, with all parties being diluted by additional financing to be completed following the Merger (excluding 2,000,000 shares held in escrow as remedies for breaches of the Merger Agreement). Subsequent to the acquisition by MyECheck, Sekoya’s operations were phased out.

MyECheck filed a Registration Statement with the SEC in February, 2008, to have its securities traded on the OTC:BB exchange. The Company engaged Berman & Co., PA as their auditors and became a fully reporting company in June, 2008. At that time, MyECheck commenced trading on the OTC:BB exchange. After the Company’s sponsoring bank, First Regional Bank, shut down, MyECheck had very limited revenue and few prospects for capital. As a result, the Company was unable to maintain the costs associated with being a fully reporting company. On October 5, 2012, the Company filed Form 15 with the SEC to terminate its reporting obligations and has since been trading on the OTC:PK as a limited reporting company.

On August 20, 2014, MyECheck completed the acquisition of its licensee, GreenPay, LLC. The net purchase price for the licenses sold to Sierra Global was determined to be $412,000 after the acquisition of GreenPay, LLC. The license issued to GreenPay, LLC on February 24, 2014 will remain with Sierra Global per the terms and conditions of the merger. In addition, certain other assets owned by GreenPay, LLC were retained by Sierra Global. The acquisition of GreenPay, LLC was limited to acquiring the name and the business plan for GreenPay, LLC. All other assets were excluded from the acquisition. GreenPay, LLC is now a wholly owned subsidiary of MyECheck, Inc. GreenPay assets are owned by MyECheck, however GreenPay will be operated as a separate entity and will move forward with an independent board of directors and management in 2016.

On May 6, 2015, MyECheck, Inc. completed its acquisition of Seergate, Ltd. Seergate is an Israeli corporation that has developed an innovative cloud based platform for billing and payments. MyECheck acquired 100% of the issued and outstanding shares of Seergate in exchange for 150,000,000 shares of MyECheck common stock.

The 150,000,000 shares of common stock exchanged in connection with the Seergate acquisition were valued based on a ten day average of the price prior to closing. The acquisition of Seergate, Ltd., and the integration of the Seergate system into the MyECheck payment systems, adds multiple, new international payment and banking related capabilities to MyECheck’s payment platform. Seergate assets include technical expertise, software, patents, and an established sales channel. The Seergate platform enables MyECheck to operate a closed loop payment system independent of third party software platforms. As a result of the acquisition, MyECheck will be able to bring additional value and innovation to all merchants, enabling them to transact anywhere in the cloud and/or in person with a one stop shop. The strength of the combined companies and unique business model enables MyECheck to offer revolutionary services to customers as it leverages its joint industry expertise. The IP acquired from Seergate has become the Company’s primary technology and is used with all services that the Company provides.

On January 13, 2016, the Company executed and entered into a Merchant Sales Referral Agreement with ReceivePay whereby both parties refer merchant customers to one another. ReceivePay agrees to pay MyECheck, Inc. a referral fee for promoting their payment services to the Company’s merchant customers and MyECheck agrees to pay ReceivePay a referral fee for promoting their payment services to the Company’s merchant customers, herein attached as Exhibit 10.64.

On January 15, 2016, MyECheck, Inc. executed and entered into a Services Agreement with Secure Account Service, LLC (“SAS”), which is in the business of Trust Account servicing. MyECheck will provide fully electronic check services to SAS under the terms of the Services Agreement. Secure Account Services was fully integrated on February 25, 2016, and has processed 3,380 transactions to date, herein attached as Exhibit 10.65.

On February 18, 2016, the Company executed and entered into a Software License and Agency Agreement with Centric Gateway Limited (“Licensee”). MyECheck grants the Licensee (and its successors and assigns as permitted herein) a limited, exclusive, non-transferable, sub-licensable license for the purpose of selling a right to use the Processing Solution to Licensee’s Customers in Nigeria and other African countries that the financial institutions may extend the Processing Solution to (the “Territory”) as agreed to and substantiated in writing by the Parties, herein attached as Exhibit 10.66.

Revenue

Revenue is recognized when persuasive evidence of an arrangement exists.  Persuasive evidence of an arrangement is considered to exist when there is a signed agreement, delivery of the product or performance of the service has occurred, the fee is fixed or determinable, and collectability is probable.

The Company derives its revenue primarily from the sale of software licenses, software subscriptions, maintenance services and consulting/training revenue.  License revenue for a perpetual license is recognized at the time the license is sold.  Subscription revenue and maintenance revenue are recognized ratably over the life of the agreement, and consulting/training revenue is recognized as work is performed.  Deferred revenue is recorded for advance billings that are made prior to revenue being earned.  Unbilled revenue is accrued to recognize revenue that has been earned but not billed as of the end of the accounting period and is included in accounts receivable in the accompanying consolidated balance sheets.

Revenue is also generated from transaction fees charged to companies that contract with MyECheck to utilize the Company’s services. The Company charges a flat fee per transaction that is relatively low in comparison to card interchange rates plus fees. A transaction fee is charged per electronic check and per use of MyECheck’s fraud control tools. Fees for fraud control vary according to the amount of fraud screening required per each merchant.

About Check 21

Check 21 was signed into law on October 28, 2003, and became effective on October 28, 2004. Check 21 is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. The law facilitates check truncation and permits banks to truncate original checks and to process check information electronically. As a result, the check clearing system has transformed from a paper exchange system to an electronic exchange system, whereby financial institutions can now handle and process all checks electronically, increasing efficiencies and reducing time and costs.

MyECheck leverages Check 21 by utilizing the national electronic check clearing networks that were created as a result of the law. The Company uses the national electronic check clearing system to process and clear the fully electronic checks that it creates.

The Company is aware of other companies that have emerged as a result of the opportunities created by Check 21. To date these companies have not been direct competitors to MyECheck. Primarily because most companies engaged in the Check 21 related industries have been focused on imaging, formatting and clearing checks that originated as paper items while MyECheck has focused on the processing of the fully electronic checks.

MyECheck believes that competition in the fully electronic check space will increase in the near future as changes to Reg CC, the law that defines payment instruments, further enables fully electronic checks.

The Services of MyECheck

MyECheck offers comprehensive, easily implemented solutions that include real-time check authorization, payment guarantee, check image creation and clearing and complete online reporting. Set out below are services that MyECheck provides or intends to provide as part of its business plan.

Electronic Check Service

Internet merchants and other companies wishing to accept payments online or over a telephone (“Merchants”) can directly integrate with MyECheck’s payment engine. Payer check data is collected by the Merchant either at the Merchant’s website or over the telephone, and is transmitted in real-time to MyECheck for processing.

MyECheck uses patented technology, US Patent 7389913 – Method and apparatus for online check processing, to generate electronic checks in accordance with the Federal Reserve Check 21 specification. Electronic checks are formatted and are transmitted in near real-time to banks, or more commonly directly to the Federal Reserve for clearing on behalf of MyECheck’s partner bank(s).

MyECheck believes that its electronic check service overcomes many of the shortcomings of Automated Clearing House (“ACH”) based e-check systems and cost effectively provides higher transaction success rates, faster funds clearing and fewer returned items.

MyECheck believes that it is positioned to capture a significant market share of the payments industry with a viable alternative payment method for mobile and online payments.

Check Authorization Service

MyECheck offers Check Authorization Service that enables merchants to verify consumer provided data, check the status of the customer’s bank account, provide evidence that the consumer has authorized the check and predict the likelihood of a check being returned unpaid. Businesses that accept payments online through MyECheck utilize this service to provide greater assurance that the check will clear. Transactions can be approved or declined based upon the results of the Check Authorization Service.

Check Guarantee Service

MyECheck co-markets with Giact Systems, Inc., Check Guarantee Provider, to offer Check Guarantee Services. On June 11, 2014, the Company entered into a Services Agreement with Giact Systems, Inc. for a term of one (1) year with automatic renewal for like periods unless either Party gives a 30 day written notice of its intent not to renew.

The Check Guarantee Provider warranties all approved checks and reimburses the Payee for financial losses incurred as a result of returned checks. The Check Guarantee Provider buys the returned checks that have been warranted from merchants for the full face value of the returned checks. MyECheck merchants utilize Check Guarantee Service so that they can ship products or provide services immediately without having to wait for the check to clear.

The Check Guarantee Service also eliminates the need for Merchants to collect on returned checks from their customers. The Check Guarantee Providers are independent third parties whose services are offered to Merchants separately from the MyECheck service. MyECheck is not compensated by, and does not compensate, Check Guarantee Providers. MyECheck may in the future enter into compensated arrangements with Check Guarantee Providers.

Merchant Reporting

Through our Merchant interface, MyECheck provides the following reports:

•	Detailed transaction history

o	Successful

o	Failed

•	MyECheck fees and settlement statements

In addition to the above reports, pertinent information is returned at the end of each transaction to facilitate reporting on the Merchant side.

Mobile Payment Apps

On June 29, 2015, MyECheck uploaded its Mobile Commerce Platform “e” to Google and Apple app stores for approval. On August 28th, 2015, after a period of beta testing, the apps were made available to the general public for free download on Google Play and in the Apple App Store on iTunes. As of the date of this filing we have had five hundred and sixty free Google Play downloads and five hundred and fifty free IOS downloads. The e Mobile commerce platform is software only, and can be adopted by simply downloading the app and registering, with no special hardware requirements or costs. It works with all Apple and Android devices.  MyECheck’s innovative e Mobile Commerce System enables businesses to accept real-time, guaranteed payments from their customers via mobile devices. Merchants pay only $0.25 per transaction or less with no other fees, no interchange or discount rates, potentially saving businesses 2% to 5% of sales in payment processing and related costs. The rewards program allows merchants to offer discounts to their customers to adopt and use the system, and build customer loyalty.

The e Mobile business app generates QR (quick response) code invoices that can be displayed on a screen or printed on a bill. To pay an invoice, the customer simply scans the QR code with their device authorizing payment from their e-Wallet. Customers load funds onto their e-Wallet from their bank account using MyECheck’s patented Electronic Check method.

Licensed Remote Payment Processing

MyECheck licenses its custom payment software solutions to payment processors, banks and enterprise clients.

G-Pay

MyECheck’s G-Pay service is a fully electronic payment service for government entities. Management is unaware of any other similar system on the market that has the same capabilities as G-Pay. The G-Pay solution enables electronic check payments from any government account, allowing government entities to transfer money fully electronically, eliminating paper checks and wire transfers from their processes. G-Pay is designed to save time and money for any government entity.

Emerging Growth Company

We are an "emerging growth company" as that term is used in the Jumpstart Our Business Startups Act of 2012 and, as such, have elected to comply with certain reduced public company reporting requirements for this Form 10-K and future filings.

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an "emerging growth company" as defined in Section 2(a) of the Securities Act of 1933, as amended, which we refer to as the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable, in general, to public companies that are not emerging growth companies. These provisions include:

•	Reduced disclosure about our executive compensation arrangements;

•	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

•	Reduced disclosure of financial information in registration statements, including two years of audited financial information and two years of selected financial information.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company.

We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large-accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period.

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to "opt out" of this provision.

Company Competition

MyECheck’s competition includes other payment methods such as credit and debit card processing systems, Automated Clearing House (ACH) processing systems, paper checks and even cash, along with other electronic check processing systems.

A stream of alternative payment brands have emerged, some of which have experienced tremendous growth. However, virtually all of these payment services require consumers to pay using either a payment card or ACH-based e-Checks, and offer nothing substantially new with respect to a payment method.

Although there are a very large number of companies selling credit card services called Independent Sales Organizations (ISOs), virtually none of these sell electronic check services.

The Company has many competitive advantages over ACH based e-Checks. Since MyECheck does not use the ACH network, transactions are not subject to National Automated Clearing House Association (“NACHA”) regulation, including their rules, fees and fines. Electronic checks are governed by Uniform Commercial Code and federal Check 21 regulations which are more favorable to the Payee than NACHA rules. Electronic checks work with more bank accounts than ACH payments, resulting in fewer items being returned unpaid. Electronic checks also clear at least a day faster than ACH items. However, ACH processing systems are more well-established within the marketplace, and the industry has invested considerable resources in ACH processing systems. ACH rules make it easier for a payer to reverse a transaction after it clears affording more convenient fraud protection for consumers but a much weaker fraud protection for the recipient of the payment.

Other fully electronic check services providers have merged and some are successful within the marketplace. These companies pose the most direct competitive threat to MyECheck. Some of these companies include CheckAlt, Check21.com and The ECheck to name a few. MyECheck believes that its rights to US Patent 7389913 will help stave off some direct competition. The Company recently filed a patent infringement lawsuit against a direct competitor, Zipmark.

MyECheck provides access to more US consumers than any other payment method because it can be used to clear checks from 100% of US checking accounts, including business accounts and accounts where ACH does not work. MyECheck facilitates fast funds clearing for the Merchant, providing same day or next day availability of funds to the merchant’s bank. MyECheck does not charge interchange fees therefore it has a much lower cost than card processing systems.

E-commerce & The Mobile Payments Industry

The payments industry is going mobile, and the mobile payments industry is exploding with growth. Companies such as Apple, Google, Microsoft, Amazon and Starbucks, all companies not known for being payments companies, have entered the mobile payments arena. The industry could be the largest in the world, with trillions of dollars in processing at stake.

The coming payment systems will allow people to spend at retail locations without having to carry a traditional wallet with cash, cards and paper checks. The mobile device will replace the leather wallet, and transactions will originate from mobile devices, including consumer to business payments, business-to-business (B2B) and government payments.

MyECheck believes its product mix to be the optimum offering to engage in the mobile payments industry. The Company’s fully electronic check service clears checks the same day from any checking account, therefore MyECheck believes that the electronic check is the fastest and safest method of loading money onto mobile wallets at a low cost. The Company’s mobile app systems can be adopted by anyone, anywhere, and at any time enabling low cost, secure mobile commerce without any barriers to adoption such as swipe devices or NFC hardware.

Although many new payment schemes exist today with many more on the horizon, the vast majority of these systems continue to be based upon the two fundamental payment methods, credit and debit.

Successful payment solutions such as PayPal offer a slight twist to the traditional payment mechanism of credit cards. PayPal for example, offers consumer payment options consisting of either credit cards or bank debit through the ACH network.

Other e-check (online electronic check) solutions are based upon the ACH (automated clearing house) system. ACH transactions are bank electronic funds transfers whereby the consumer’s bank account is debited and the recipients account is credited. ACH transactions work reasonably well in most instances, however the system does suffer from some shortcomings which have impacted adoption.

The ACH system was designed in the 1970s and has experienced multiple upgrades to add new capabilities. As a payment backbone, the ACH network is a robust and reliable system, and the NACHA rules provide a regulatory framework that protects the parties involved in transactions on the system. The marketplace is familiar and somewhat comfortable with ACH which causes a resistance to change the established process.

ACH transactions are governed by NACHA, (the National Automated Clearing House Association), which imposes a substantial number of rules and regulations upon the transactions and their users. Compliance with the many, and continuously updating, NACHA operating rules can be complicated for Merchants. The rules afford the ability for payers to easily reverse a transaction, if they believe it wasn’t authorized, providing an easy charge back for the payer but leaving the merchant vulnerable to fraud.

ACH transactions take several days to clear through the system. During the clearing period the recipient has no way to determine if the transaction is even going to clear or if it will result in an administrative return. ACH has more than 60 reasons why a transaction can fail. Many times it is because the consumer’s bank has chosen not to participate in ACH, or the subject account is an ineligible account type for ACH according to NACHA rules.

Checks in 2012 continue to be the number one non-cash payment method in the US. This ACH activity is the primary market focus of MyECheck.

Federal Reserve Proposed New Rule, February 4, 2014

On February 4, 2014, the Board of Governors of the Federal Reserve System took the final step before creating a new law that will define a new payment instrument called the “electronic check”. Request for comment was made on the proposed rule through May, 2014.

The Federal Reserve Board proposes to include two new defined terms, ‘‘electronic check’’ and ‘‘electronic returned check,’’ in Regulation CC, and would define ‘‘electronic check’’ and ‘‘electronic returned check’’ as (1) an electronic image of a check, or returned check, or electronic information related to a check, or returned check, that a bank sends to a receiving bank pursuant to an agreement with the receiving bank, and (2) that conforms with ANS X9.100-187, unless the Board determines that a different standard applies or the parties otherwise agree.

The Federal Reserve Board’s proposal included the following description of an electronic check:

“Electronically-created items are electronic images that resemble images of the fronts and backs of paper checks but that were created electronically and not from, for example, scanning a paper check in order to create the electronic image. Electronically-created items are also sometimes referred to as ‘‘electronic payment orders’’ or ‘‘EPOs.’’ For example, a corporate customer sending payments might, rather than printing and mailing a paper check, electronically create an image that looks exactly like an image of the corporate customer’s paper checks, and email the image to the payee. Alternatively, a consumer might use a smart-phone application through which the consumer is able to fill in the payee and amount, and provide a signature, on the phone’s screen. The application then electronically sends the image to the payee.”

The new rule is valuable to MyECheck because it provides a regulatory framework for electronic checks and would enable banks to more easily adopt the technology and understand what the risks and liabilities are. The rule defines who is responsible for the item throughout the clearing process. As of the date of the filing, the new law has not been adopted.

MyECheck believes that US Patent 7389913 describes a method for creating a new payment instrument that the Federal Reserve is naming “electronic check”. MyECheck has the exclusive master license to US Patent 7389913 as described below.

US Patent 7389913 Method and apparatus for online check processing

On June 24, 2008, the Company entered into a Patent License Agreement with MyECheck’s CEO, Edward R. Starrs (as Licensor) for a term of nineteen (19) years to use the invention described in US Patent Number 7389913, Method and apparatus for online check processing. This license is relevant to the Company as MyECheck is in the business of providing electronic check services to businesses, payment services providers, financial institutions and other government entities. The following is an excerpt from the Patent summarizing the invention:

SUMMARY OF THE INVENTION In general, in one aspect, this specification describes a computer-implemented method for processing an online payment for an item. The method includes receiving information from a user corresponding to the online payment for the item. The information from the user is received through a graphical user interface, and includes an authorization to pay for the item using an electronic check. The method further includes creating an electronic image of an authorized demand draft based on the authorization received from the user. The electronic image of the authorized demand draft is created directly from the information provided by the user through the graphical user interface.

Particular implementations can include one or more of the following features. Creating an electronic image of an authorized demand draft can include creating an electronic image of an authorized demand draft that is compliant with the Check Clearing for the 21st Century Act (Check 21). The electronic image of the authorized demand draft can be unsigned by the user. The method can further include transmitting the electronic image of the authorized demand draft to a financial institution, and receiving funds from the financial institution based on the electronic image of the authorized demand draft to provide payment for the item.

Creating an electronic image of an authorized demand draft, transmitting the electronic image of the authorized demand draft to a financial institution, and receiving funds from the financial institution based on the electronic image of the authorized demand draft can be performed substantially in real-time. The method can further include performing one or more real-time verifications on the user prior to creating the electronic image of the authorized demand draft.

A check processing system for processing an online payment from a user, the online payment being for an item that is purchasable through a website of a merchant. Particular implementations can include one or more of the following features. The item can comprise one of a physical product, a service, digital media, or digital content. The financial institution can be one of a bank, savings and loan (S&L), credit union, or Federal Reserve. Implementations may provide one or more of the following advantages. In one implementation, a fully integrated online check processing system is provided that functions much like credit card authorization and settlement, but is much more universally available to consumers or other users.

Implementations of the present invention relates generally to data processing, and more particularly to methods and apparatus for processing a bank instrument. Various modifications to implementations and the generic principles and features described herein will be readily apparent to those skilled in the art. Thus, the present invention is not intended to be limited to the implementations shown but is to be accorded the widest scope consistent with the principles and features described herein.

MyECheck’s Mobile Product Strategy

MyECheck’s strongest competitive advantage as an electronic payment platform is its exclusive ability to enable transfers from any checking account. MyECheck believes that electronic checks clear faster, have fewer returns and are lower in cost than ACH e-Checks and card transactions. The benefits are substantial making the MyECheck platform clearly superior in many ways for mobile payments.

MyECheck provides three types of mobile payment solutions for different applications:

1) As a backend or wholesale processor to Mobile Payment Service Providers (MPSP). These include payment processors, e-wallets, stored value, and large merchant proprietary payment systems. The MPSP integrates with MyECheck in the traditional manner.

2) As a MPSP with a comprehensive solution for POS purchases on mobile devices.

3) As a licensor of customized mobile payment solutions MyECheck has developed and expects to launch new products in the coming months including an end-to-end turn-key mobile payments solution that any business can easily implement remotely. The retail Point Of Sale system will include user apps for Apple and Android devices, and a download merchant POS app that runs on Quickbooks accounting software. There are two mobile payment systems, one has higher security and has been developed for regulated industries. The other has been developed for retail sales, however the set-up and process flow is almost identical. The Merchant only requires an internet connected computer with Quickbooks and a bank account, the User only requires an internet connected mobile device or tablet and a checking account.

The process flow for remote registration apps for the regulated industries system:

Step 1: Merchant downloads, installs and registers MyECheck Merchant App

Step 2: User downloads and installs MyECheck User App

Step 3: User selects Merchant in User App Merchant Menu

Step 4: User enters Registration Data and submits to Merchant App

Step 5: Merchant App validates Bank Data and Pre-Approves/Declines User Account

Step 6: User presents ID at Merchant Location, Merchant compares to Registration Data

Step 7: Merchant App displays QR code to User App containing User Account Token

Step 8: At POS Merchant App displays QR code to User App containing Invoice

Step 9: User App displays Transaction Detail and prompts authorization

Step 10: User authorizes payment by sending Token to Merchant App

Step 11: Merchant App verifies User Bank Account and Approves/Declines Transaction

Step 12: Merchant App sends receipt to User App

Step 13: MyECheck backs up transaction data at an independent data warehouse.

With this uniquely broad range of capabilities, MyECheck can serve almost any customer in any market either directly or through one of MyECheck’s licensees or MPSP partners. This model also enables growth through leveraging partners’ existing customer base and sales and marketing resources.

Employees and Contractors

As of March 31, 2016, we employed six (6) full-time employees. We also use outside contractors on an as needed basis.

Leases

On July 1, 2014, MyECheck, leased approximately 3700 square feet of Class A Office Space from Maidu Investment, LLC (“Maidu Investment”) at the office development known as College Point Business Center, located at 2600 E. Bidwell Street in the City of Folsom, State of California as its corporate headquarters and primary product development center. This is a 42 month full service lease expiring on December 31, 2017 with an average rent per month of $4,866. The rent increases annually by $0.05 per square foot. Both physical and electronic security features are employed at this location.

On October 28, 2014, MyECheck amended its original lease agreement with Maidu Investment, LLC (Maidu Investment) at the office development known as College Point Business Center, located at 2600 E. Bidwell Street in the City of Folsom, State of California, to include an expansion space defined as Suite 190. The lease term on the expansion space is 42 months expiring on June 30, 2018 with an average combined rent per month of $10,998. MyECheck paid an additional security deposit in the amount of $20,000, for a combined deposit amount of $52,812.

In addition, MyECheck entered into a secured networking co-location lease with QTS Data Center. The term of this lease agreement is thirty nine (39) months, and the monthly lease payment is at $500. MyECheck uses the services of QTS Data Center, located about 90 miles from San Francisco in seismically-neutral Sacramento. The data center and the Folsom office are connected via a secure VPN, allowing the development staff to interact with the MyECheck development, test, and production equipment.

On January 27, 2015, MyECheck entered into a copier equipment lease with Caltronics Business Systems. The term of this lease agreement is thirty nine (39) months and the monthly lease payments are $155, with a fair market value buyout at the end of the thirty nine month lease.

On March 1, 2015, Seergate, Ltd. (a recently acquired subsidiary of the Company) entered into a sublease with YK. Multimedia, Ltd. renting two rooms within the offices of an Executive Suite located on level 1 at “Gamla Building in Park” in Ra’anana, Israel. This lease is open ended and can be terminated with a thirty day written notice of intent to vacate the premises at any time. The monthly rent is $900 U.S. and is prepaid in increments of three months in advance. There was no deposit or guarantee required.

Regulation

Since MyECheck processes but does not conduct transactions, and does not directly hold or transfer cash, we are not subject to direct federal, state or local regulations regarding money transfer. We are also not subject to any regulation or law that applies to accessing or conducting Internet commerce. We are only subject to regulations applicable to general business conduct. However, there are no assurances that MyECheck will not be subject to financial regulations in the future.

Cost of Compliance with Environmental Regulation

MyECheck currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that MyECheck will not incur such costs in the future.

Software Development

In April 2006, MyECheck entered into an open ended software development agreement with R Systems International Ltd., a software product development company. At December 31, 2007, MyECheck no longer utilized these services. MyECheck also develops some of its software in-house and utilizes independent contractors. Per the contractual agreements with the independent contractors, the Company owns all intellectual property created by the independent contractors. We have architected the MyECheck ‘Engine’ to run on the rock-solid RHEL (Red Hat Enterprise Linux) platform. Security and scalability has been our priority from the beginning, resulting in a multi-threaded check engine that is capable of automatically scaling to any load.

By taking a modular approach to systems design, we will avoid being orphaned as new technologies emerge. This approach has served us well for the past 10 years, allowing us to improve our system without a complete redesign. An example of this is in our service APIs. Our original web services were created using SOAP (Simple Object Access Protocol). SOAP is a way for a program running in one operating system to communicate with a program with the same or different type of operating system. Current methods “consume” our web services based upon REST (REpresentational State Transfer). REST is a simple stateless architecture that generally runs over HTTP. REST is often used in mobile applications. SOAP and REST both allow us to roll-out new technologies without orphaning our existing customers.

With the acquisition of GreenPay LLC., in August of 2014, MyECheck has assumed primary responsibility for significantly improving the mobile payments platform. We believe this platform will greatly extend MyECheck’s ability to leverage the ubiquity of smartphones and capitalize on the growth of mobile payments. We currently have both Android and iOS apps in our product pipeline. We have avoided some mobile technologies that have inherent security blind spots and embraced others that are more robust. We are creating products that will offer both complete security and ease of use.

Our web site (www.MyECheck.com) is not only a community outreach and marketing tool, but has been securely designed as a merchant/user gateway to the MyECheck services. This gives our customers a comprehensive, single point of access to all their merchant needs and reporting.

During the past four years, research and development costs associated with the development of the software have been approximately $987,257.

MyECheck owns proprietary software and intellectual property, and licenses patented technology from the Company founder Edward R. Starrs.

Business Partners

In 2008, we entered into an agreement with Forever Living Products and Simplifile, the leading provider of electronic recording services. The agreement with Simplifile facilitates the MyECheck Electronic Check solution in the Simplifile e-recording service. The Forever Living Products and Simplifile agreement remains in effect as of the date of this filing.

In the second half of 2013 we signed independent licensing agreements with InterPay (a related party) and Sierra Global, which will allow them to develop and sell their own payment solutions using our technology. Sierra Global is also considered a related party as Sierra Global is a shareholder of MyECheck, sold GreenPay, LLC to MyECheck, and the MyECheck has assisted Sierra Global in certain transactions in the United States.

During 2014 we are continuing to nurture existing and develop new partner relationships. During the first quarter GreenPay and Itonis licensed our software to develop their own Check21 payment solutions. We also added VX Gateway in the first quarter to our Electronic Check Service.

On March 31, 2014, Itonis, Inc. signed a Licensing Agreement with MyECheck, Inc. for Itonis to acquire a software license for MyECheck’s patented mobile payment app that will facilitate point of purchase transactions. The license agreement calls for Itonis to pay a one-time licensing fee of $300,000 to MyECheck as well as a portion of the per-transaction fees collected at the point of sale. There is no expiration date on that license. In addition, the agreement provided for a 12 month maintenance services contract. The maintenance contract was recognized ratably over the term of the contract. At present, Itonis, is working to obtain a U.S. based bank that will allow them to establish their separate payment application.

On February 24, 2014, MyECheck was selected by GreenPay, LLC to provide a comprehensive processing solution. MyECheck sold a continuous non-exclusive license and a mobile license to GreenPay for $1,000,000 and will share in a percentage of transaction fee revenue. On June 13, 2014, the Company announced that it would acquire GreenPay, LLC. The merger was completed on August 20, 2014. The net purchase price for the licenses sold to Sierra Global was determined to be $412,000 after the acquisition of GreenPay, LLC. The license issued to GreenPay, LLC on February 24, 2014 will remain with Sierra Global per the terms and conditions of the merger. The acquisition of GreenPay, LLC was limited to acquiring the name and the business plan for GreenPay, LLC. All other assets were excluded from the acquisition.

In October, 2014, the Software License and Services Agreement between the Company and Sierra Global, LLC, dated November 23, 2013, was amended to include a 2014 Software Module License Fee in the amount of $500,000. In addition, the agreement provided for a 12 month maintenance services contract. The maintenance contract was recognized ratably over the term of the contract. At present, Sierra Global, is working to obtain a U.S. based bank that will allow them to establish their separate payment application. As a result of non-payment of the maintenance fee approximately $192,000 was reserved for during 2015.

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

During the fiscal year ended December 31, 2014, The Company was able to utilize cash flow generated from operations to purchase 1,000,000,000 shares of MyECheck’s Common stock from its major shareholder, Edward Starrs, for $10,000.

In the second quarter of 2014, our longtime customer Simplifile renewed their contract and expanded their use of our payment processing services. In the third and fourth quarters of 2015, the Company processed 39,682 transactions resulting in transactional fees in the amount of $9,919. In addition, our other longtime customer Forever Living processed 1,890 transactions in the third and fourth quarters of 2015 resulting in transactional fees in the amount of $4,732. Two of the three largest customers in 2014 and 2015 were related parties, Itonis, Inc. and Sierra Global.

During the fiscal years ended December 31, 2015 and 2014, three (3) of the Company’s customers accounted for approximately 97% and 98% of the Company’s revenues. The loss of any one of these customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on MyECheck’s results of operations.

During the third and fourth quarters of 2014, MyECheck entered into Service Agreements with ten (10) customers.  The Services Agreement required MyECheck to complete the integration process with MyECheck’s bank partner, Avidia Bank.  Under the terms of the Reseller Agreement between MyECheck and Avidia Bank executed on May 7, 2015. MyECheck agreed to authorize Avidia Bank to sell MyECheck’s data processing services and its mobile payment system to Avidia’s customers. The integration process with Avidia Bank has now been completed and the services contemplated under the aforementioned Service Agreements will now become operational.  As of the integration with Avidia, the Company has received a total of $57,299.85 in Commission revenue as a result of Avidia selling our services to a third party. In the third quarter the Company signed Services Agreements with Monthly Filter Club, LLC, Cuallix Consumer Services, Inc. and SionicMobile. During the fourth quarter of 2014 the Company executed Services Agreements with (i) Withum Smith & Brown, (ii) Dad’s Roast Custom Coffee, (iii) New Age Telecom, Inc., (iv) Mesorah Heritage Foundation, (v) Artscroll Mesorah Publications, Ltd., (vi) Sushi Groove, LLC, and (vii) eze System, Inc. Under the terms of the Services Agreement, MyECheck will provide fully electronic check services to each customer.

During the third quarter of 2014, the Company’s wholly owned subsidiary, GreenPay, LLC, also entered into a Software License and Services Agreement with MJ SafePay, LLC pursuant to which GreenPay agreed to provide software and payment data processing services to MJ SafePay. In the fourth quarter of 2014, GreenPay, LLC, executed an Authorized Reseller Agreement with Maverick Bankcard, LLC to sell GreenPay’s Check 21 Electronic Check Services, Mobile Payment Applications and Consulting Services.

In 2013, Seergate entered into a Memorandum of Understanding with Centric Gateway authorizing them to be a sales agent for their software license platform and services.  Subsequently, in February of 2015, Centric Gateway entered into a Memorandum of Understanding with a major bank in Africa to license the Seergate Software Platform and Services, and was awarded the contract with the Bank in Africa to license the Seergate Software Platform and Services.  The identity of the Bank is redacted due to the confidentiality agreement between Centric Gateway and the Bank.

The first quarter of 2015 produced seven (7) executed Services Agreements, one (1) executed Reseller Agreement and one (1) executed Partnership Agreement.  The customers executing Services Agreements with MyECheck during the first quarter were (i) truCrowd Texas, Inc., (ii) Lucid Integrated Systems, (iii) Boss Tech Support, LLC, (iv) Vergence Entertainment, LLC, (v) The Mother of All Kits, (vi) Credit Shop, Incorporated and (vii) Nutronix Revolution, Inc. a leading distributor of health and wellness products, pursuant to which MyECheck agreed to process payments from NXR Global’s customers. MyECheck provides fully electronic check services to its customers under the Services Agreement. On January 25, 2015, MyECheck entered into a Partnership Agreement with Hercules Credit Union pursuant to which MyECheck agreed to integrate its electronic check processing technology into Hercules Credit Union’s existing payment processing system.  Subsequently, on March 5, 2015 the Company entered into an Authorized Reseller Agreement with Access Payment Systems, Inc. authorizing Access Payment Systems to sell MyECheck’s Check 21 data processing services to its customers.

In addition to the new customers MyECheck acquired during the previous three quarters, during the second quarter of 2015 the Company continued the expansion of its customer base through the execution of four (4) Services Agreements and one (1) Reseller Agreement.  The four Services Agreements were executed between MyECheck, Inc. and Fantasy Grudge, LLC, Elite Tech Help, LLC, Kokopay, Inc., and PacNet Services, Ltd. On April 17, 2015, the Company executed an Authorized Reseller Agreement with Peter Farinas DBA PK and Maverick, Inc. pursuant to which PK and Maverick was authorized to sell MyECheck’s Check 21 data processing services to its customers.

In September of 2015, PacNet Services, Ltd became fully integrated with the Company’s processing services. In the third and fourth quarters of 2015, PacNet processed 29,201 transactions resulting in transaction fees in the amount of $7,318.

On October 23, 2015, the Company entered into a Services Agreement with General Payment Systems, Inc. (“GPSI”), a payment processing technology, company that specializes in the $500 billion government payment space. MyECheck will provide fully electronic payment services to its customer under the Services Agreement. GPSI provides high volume payment automation solutions to courts, municipalities and other government agencies through Kiosks currently located in Kern County and Los Angeles County. Integration was complete and live on March 23, 2016. As of the date of the filing we are in the ramp up stage and expect to generate revenue in the 3rd and 4th quarters of 2016.

The Company believes that the additional customers acquired during the previous four quarters will result in increased revenue for MyECheck during the first three quarters of 2016.

We continue to explore additional banking relationships to support future growth and strategic flexibility.

Mergers and Acquisitions

Sekoya Holdings, Limited Transaction

MyECheck, Inc., a Wyoming corporation (“MEC”) and Sekoya Holdings, Limited (a Nevada corporation) entered into a Merger Agreement in November 2007, which was amended and restated as of February 4, 2008, and was filed as an exhibit to the Report on Form 8-K filed on February 7, 2008 (the Report on Form 8-K and Merger Agreement are incorporated herein by reference). The merger was effective March 14, 2008.

A total of 2,000,000 shares otherwise issuable to MEC’s shareholders were held back (the “Escrow Shares”) for purposes of compensating MEC and its officers, directors, employees, agents and affiliates should they sustain any loss due to a breach of Company’s representations, warranties, covenants or agreements contained in the Merger Agreement or any related document (a “Loss”). Subsequent to the acquisition by MyECheck, Sekoya’s operations were phased out. Even though the agreement stated that 2,000,000 shares were to be reserved, no physical share reserve happened.  No stock was issued or otherwise encumbered as a result of the agreement.

GreenPay, LLC Transaction

On August 20, 2014, MyECheck completed the acquisition of its licensee, GreenPay, LLC. GreenPay, LLC is now a wholly owned subsidiary of MyECheck, Inc. GreenPay assets are owned by MyECheck, however GreenPay will be operated as a separate entity and will move forward with an independent board of directors and management in 2016. The net purchase price for the licenses sold to Sierra Global was determined to be $412,000 after the acquisition of GreenPay, LLC. The license issued to GreenPay, LLC on February 24, 2014 will remain with Sierra Global per the terms and conditions of the merger. In addition, certain other assets owned by GreenPay, LLC were retained by Sierra Global. The acquisition of GreenPay, LLC was limited to acquiring the name and the business plan for GreenPay, LLC. All other assets were excluded from the acquisition.

Seergate, Ltd. Transaction

On January 30, 2015, MyECheck signed an agreement to acquire 100% of the stock of Seergate, Ltd, developer of a comprehensive electronic payment platform for banks. The Seergate system will be integrated with the MyECheck payment systems adding multiple new capabilities to MyECheck’s payment platform. The acquisition closed on May 6, 2015. The December 31, 2014 and 2013 Seergate, Ltd Audited Annual Report (Financial Statements) and the Unaudited Pro Forma Condensed Combined Financial Information for the Twelve Months Ended December 31, 2014 and the Six Months Ended June 30, 2015 (incorporated herein by reference to Exhibit 10.46 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015).

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

There are no assurances that MyECheck will continue to be able to provide its services. Changes in laws or interpretation of existing laws may pose significant risk and may prevent MyECheck from providing its services. MyECheck is dependent on a bank relationship and there are no assurances that MyECheck will be able to maintain its current bank relationships, or develop new bank relationships.

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

The Company business depends to a large extent on retaining the services of its founder and executive officers.

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

We have limited operating history and may not have sufficient resources to continue operations.

There are no assurances that MyECheck will always have sufficient resources to continue operations. Management estimates that the Company will require Nine Hundred and Ninety Thousand dollars ($990,000) to operate for the next twelve (12) months.

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

The Internet market in which MyECheck competes is characterized by rapid and significant technological developments, frequent new product introductions and enhancements, continually evolving business expectations and swift changes.

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

The Company is heavily reliant upon a license with its founder and CEO. A failure of the parties to agree on license terms in the future could have a material adverse impact on the Company.

On June 28, 2004, the Company entered into a Patent License Agreement with Ed Starrs, its founder and CEO, under which the Company will become the sole licensee of a newly granted patent for check processing technology. The Company believes that it will obtain a competitive advantage from the ability to access the patent. Failure to agree on future terms of the license could have a material adverse impact on the Company. The current terms of the license are described in Article II of the Patent License Agreement.

The Company is a plaintiff in ongoing litigation which could have a material adverse impact on the Company.

Anthony Rodriguez v. MyECheck, Inc., et al.

On September 11, 2015, Anthony J. Rodriguez initiated a lawsuit against MyECheck and Edward Starrs in the County of Sacramento, California, for breach of contract and other compensation-related claims arising out of his former employment at MyECheck, but with no specified damage demand.  Through retained legal counsel, both the Company and Mr. Starrs have answered by denying all claims.  This lawsuit is relatively new and in the discovery phase.  The initial evaluation is that the lawsuit has no merits.  The Court has yet to set a trial date.

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

On September 8, 2014, the Brooklyn New York’s U.S. Attorney’s Office filed a criminal indictment against Titan International Securities, Inc. and other defendants charging them with a fraudulent scheme to conceal the true ownership of stocks and funds and engage in market manipulation of U.S. public companies.  On September 15, 2014, the International Financial Services Commission of Belize suspended Titan International Securities, Inc., a Belize international business company, from “trading in financial and commodity-based derivative instruments and other securities” until further notice.  To date, these shares of the Company have not been transferred and remain in their entirety.

On March 12, 2015, Seven Mile Securities submitted all the required documentation to the Company’s transfer agent which permitted the return of 275,000,000 shares of common stock that was part of the subject matter of this litigation. The cancellation of the 275,000,000 shares for Seven Mile Securities was completed on April 14, 2015 and returned to common stock.  The litigation continues against the other defendants in this action.  Seven Mile Securities has been removed as a defendant in this litigation.

As of the date of the filing, Defendant Scottsdale Capital Advisors Corporation was dismissed by order of the Court on October 19, 2015. Default was entered as to Defendant Sweetsun Intertrade, Inc., on December 10, 2015. Defendant Seven Miles was dismissed voluntarily by plaintiff on December 10, 2015. Default was entered as to Defendant Titan International Securities, Inc., on January 15, 2016. Plaintiff MyECheck has filed Motions for Default Judgment as to Defendants Sweetsun Intertrade, Inc, and Titan International Securities, Inc., that are pending. Should the Company prevail 1,165,000,000 shared would be returned.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2: Properties

MyECheck’s primary business operations have been established in greater Sacramento, CA area. The Company does not hold title to any real estate properties. Accordingly, the Company does not have any mortgages, liens or encumbrances against such properties.

On July 1, 2014, MyECheck leased approximately 3700 square feet of Class A Office Space from Maidu Investment, LLC (“Maidu Investment”) at the office development known as College Point Business Center, located at 2600 E. Bidwell Street in the City of Folsom, State of California as its corporate headquarters and primary product development center. This is a 42 month full service lease expiring on December 31, 2017 with an average rent per month of $4,866. The rent increases annually by $0.05 per square foot. Both physical and electronic security features are employed at this location.

On October 28, 2014, MyECheck amended its original lease agreement with Maidu Investment, LLC (Maidu Investment) at the office development known as College Point Business Center, located at 2600 E. Bidwell Street in the City of Folsom, State of California, to include an expansion space defined as Suite 190. The lease term on the expansion space is 42 months expiring on June 30, 2018 with an average combined rent per month of $10,998. MyECheck paid an additional security deposit in the amount of $20,000, for a combined deposit amount of $52,812.

In addition, MyECheck entered into a secured networking co-location lease with QTS Data Center. The term of this lease agreement is three (3) years and the monthly lease payment is $500. MyECheck uses the services of QTS Data Center, located about 90 miles from San Francisco in seismically-neutral Sacramento. The data center and the Folsom office are connected via a secure VPN, allowing the development staff to interact with the MyECheck development, test, and production equipment.

Item 3. Legal Proceedings

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

Meegan, Hanschu & Kassenbrock

On August, 21, 2012, a judgment was filed against the Company in the State of California, awarding the plaintiff $38,183 for unpaid legal fees, damages and interest. As of December 31, 2015, the judgment is still in force and the amount remains unpaid. The Company’s management will open discussions with the law firm to attempt to negotiate a settlement in the third quarter of 2016.

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

On September 8, 2014, the Brooklyn New York’s U.S. Attorney’s Office filed a criminal indictment against Titan International Securities, Inc. and other defendants charging them with a fraudulent scheme to conceal the true ownership of stocks and funds and engage in market manipulation of U.S. public companies.  On September 15, 2014, the International Financial Services Commission of Belize suspended Titan International Securities, Inc., a Belize international business company, from “trading in financial and commodity-based derivative instruments and other securities” until further notice.  To date, these shares of the Company have not been transferred and remain in their entirety.

On March 12, 2015, Seven Mile Securities submitted all the required documentation to the Company’s transfer agent which permitted the return of 275,000,000 shares of common stock that was part of the subject matter of this litigation. The cancellation of the 275,000,000 shares for Seven Mile Securities was completed on April 14, 2015 and returned to common stock.  The litigation continues against the other defendants in this action.  Seven Mile Securities has been removed as a defendant in this litigation.

As of the date of the filing, Defendant Scottsdale Capital Advisors Corporation was dismissed by order of the Court on October 19, 2015. Default was entered as to Defendant Sweetsun Intertrade, Inc., on December 10, 2015. Defendant Seven Miles was dismissed voluntarily by plaintiff on December 10, 2015. Default was entered as to Defendant Titan International Securities, Inc., on January 15, 2016. Plaintiff MyECheck has filed Motions for Default Judgment as to Defendants Sweetsun Intertrade, Inc, and Titan International Securities, Inc., that are pending. Should the Company prevail 1,165,000,000 shares would be returned.

MyECheck, Inc. vs Zipmark Inc., Jay Bhattacharya

On October 10, 2014, the Company filed a complaint with the United States District Court, Sacramento Division, against Zipmark, Inc. and Jay Bhattacharya, Inc. for damages for breach of contract in the amount of $35,000 plus interest from June 1, 2012, patent infringement damages in an amount no less than $500,000 and that such amounts be tripled, and for a temporary and permanent injunction prohibiting defendants from using the patented MyECheck technology for online check processing. The parties have resolved the litigation by executing a written Settlement Agreement providing that MyECheck will grant a three year, non-exclusive license to defendant Zipmark to use MyECheck’s patented technology, and in return, impark will pay a royalty to MyECheck on a per-transaction basis. The written Settlement Agreement also provided that each party will pay its own costs and attorney’s fees, and that the action will be dismissed with prejudice. On March 16, 2016, the District Court entered an order dismissing the case with prejudice.

Cecil Edwin Boozer

In late 2014, an individual, Cecil E. Boozer, contacted the Company, contending that he had been promised a twenty percent (20%) equity interest in the Company as well as retaining a fifty percent (50%) membership interest as the “co-founder” of the Company’s wholly owned subsidiary, GreenPay, LLC, a Wyoming limited liability company.  The Company also received a letter from Mr. Boozer dated March 25, 2015 which contained similar claims.  As of the date of this filing, no legal proceeding has been initiated by this individual.  However, as a cautionary measure, on February 5, 2015, the Company referred this matter to outside counsel and, following an active investigation, the Company believes that the claims asserted by this individual to be legally weak, extremely vague, and lack legal merit. As of present no settlement negotiations have materialized nor do we believe Mr. Boozer has filed any legal action. There has been no contact from Mr. Boozer’s counsel since early 2015 and as a result we consider this matter to be entirely dormant.

TCA Global Credit Master Fund, L.P. v. MyECheck, Inc., et al.

TCA Global Credit Master Fund, L.P. was the holder of an approximately $600,000 convertible note from the Company.  On July 13, 2015, TCA initiated a breach of contract action against MyECheck and several other defendants in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  TCA won a default judgement in favor of approximately $600,000 against the Company, MyECheck did not appear.  TCA has since domesticated the judgement to the state of California so that the judgement may be legally enforced in the state of MyECheck's offices.    The Company has been in negotiations with TCA in an attempt to resolve the judgement, including the possibility of selling part or all of the debt to another third party.  There can be no assurance that TCA will not pursue further collections action against the Company until the debt has been resolved.

Anthony Rodriguez v. MyECheck, Inc., et al.

Sacramento Superior Court, Case No. 34-2015-00184196

On September 11, 2015, Anthony J. Rodriguez initiated a lawsuit against MyECheck and Edward Starrs in the County of Sacramento, California, for breach of contract and other compensation-related claims arising out of his former employment at MyECheck, but with no specified damage demand. Through retained legal counsel, both the Company and Mr. Starrs have answered by denying all claims. This lawsuit is relatively new and in the discovery phase. The initial evaluation is that the lawsuit has no merits. The Court has yet to set a trial date.

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

Kenneth Maciora v. PMB Helin Donovan, LLP

Washington Western District Court, Case No. 2:16-cv-00295

On February 25, 2016, Mr. Maciora sued the Company's audit firm alleging his entitlement to the issuance of 66,666,666, shares of the Company's common stock purportedly based on his purchase of such shares from a former employee of the Company.  The Company never issued the aforementioned shares to its former employee and does not believe that the plaintiff has any claim to the shares. This lawsuit is relatively new, and the Company is evaluating and cooperating with the auditor's defense of the lawsuit.  The initial evaluation is that the lawsuit has no merits such that Mr. Maciora is not entitled to the stock he is seeking.  The suit also alleges that the Company improperly recorded the value of the 3 billion shares issued in 2013 at $30,000 versus $180 million. On May 27, 2016, the court denied Mr. Maciora’s Motion to Stay PMB’s Motion to Dismiss.  In short, the court did not allow a temporary stop on PMB’s motion to dismiss.  Mr. Maciora’s response to PMB’s motion is due June 6.  PMB’s reply is due June 10.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB Marketplace maintained by the OTC Markets Group under the symbol “MYEC”. As of December 31, 2015, there were approximately 135 stockholders of record of our common stock. The transfer agent for our common stock is Signature Stock Transfer, Inc.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period	High	Low
March 10, 2008 through March 31, 2008	$4.9	$4.9
April 1, 2008 through June 30, 2008	5.5	1.55
July 1, 2008 through September 30, 2008	3.4	1.25
October 1, 2008 through December 31, 2008	3.05	0.92
January 1, 2009 through March 31, 2009	1.9	0.34
April 1, 2009 through June 30, 2009	0.49	0.11
July 1, 2009 through September 30, 2009	0.3	0.09
October 1, 2009 through December 31, 2009	0.2	0.08
January 1, 2010 through March 31, 2010	0.18	0.02
April 1, 2010 through June 30, 2010	0.02	0.02
July 1, 2010 through September 30, 2010	0.07	0.01
October 1, 2010 through December 31, 2010	0.01	0.01
January 1, 2011 through March 31, 2011	-	-
April 1, 2011 through June 30, 2011	-	-
July 1, 2011 through September 30, 2011	0.15	0.15
October 1, 2011 through December 31, 2011	1	1
January 1, 2012 through March 31, 2012	0.51	0.01
April 1, 2012 through June 30, 2012	0.51	0.06
July 1, 2012 through September 30, 2012	1	0.1
October 1, 2012 through December 31, 2012	1	0.05
January 1, 2013 through March 31, 2013	0.09	-
April 1, 2013 through June 30, 2013	0.01	-
July 1, 2013 through September 30, 2013	0.04	-
October 1, 2013 through December 31, 2013	-	-
January 1, 2014 through March 31, 2014	0.08	-
April 1, 2014 through June 30, 2014	0.07	0.02
July 1, 2014 through September 30, 2014	0.04	0.01
October 1, 2014 through December 31, 2014	0.04	0.02
January 1, 2015 through March 31, 2015	0.02	0.01
April 1, 2015 through June 30, 2015	0.02	0.02
July 1, 2015 through September 30, 2015	0.02	0.01
October 1, 2015 through December 31, 2015	0.02	0.01

The last reported sales price of our common stock on the OTCQB on May 27, 2016 was $0.0086 per share.

Dividend Policy

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all our available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Securities authorized for issuance under Equity Compensation Plans

We do not have any equity compensation plans and we have not authorized any securities to be issued under an approved plan.

Trading Information

Our common stock is currently approved for quotation on the OTCQB Marketplace maintained by the Financial Industry Regulatory Authority, Inc. (FINRA) under the symbol MYEC.

Recent Sales of Unregistered Securities

On May 29, 2012 the Company issued 3,000,000,000 shares of common stock as compensation to its principal stockholder under the terms of an employment agreement, having a fair value of $30,000 ($0.00001/share), based upon recent quoted trading price. The principal stockholder is considered an insider and would be deemed a sophisticated investor in that he has sufficient knowledge and experience in financial and business matters to make him capable of evaluating the merits and risks of receiving the shares. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act, as a transaction by the Company not involving any public offering.

On December 21, 2012, the Company issued 255,000,000 shares of its common stock, having a fair value of $2,550 ($0.00001/share) in settlement of outstanding accounts payable of $2,550, based upon recent quoted trading price. At the date of settlement the quoted fair value of the Company’s stock was par. No gain or loss was recognized on the transaction. The settlement was issued to Titan International Securities, Inc. who is deemed an accredited investor. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

During the year ended December 31, 2012, the Company issued an aggregate of 260,000,000 shares of its common stock to Sweetsun Intertrade, Inc., who is deemed an accredited investor, for the conversion of a $2,600 convertible note payable, based upon recent quoted trading price. At the date of settlement the quoted fair value of the Company’s stock was par. No gain or loss was recognized on the transaction. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

During the year ended December 31, 2013, Tangiers, who is deemed an accredited investor, sold $9,250 of its convertible debt to other investors and the Company was required to settle the debt with 925,000,000 shares of its common stock. At the date of settlement the quoted fair value of the Company’s stock was par. No gain or loss was recognized on the transaction. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

During the year ended December 31, 2013, the Company issued 250,000,000 shares of its common stock to Sierra Global, LLC, who is deemed an accredited investor, for a subscription receivable of $17,500. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On February 14, 2014, the Company was able to utilize cash flow generated from operations to purchase 1,000,000,000 shares of MyECheck’s common stock from its major shareholder for $10,000.

The Company contracted with an outside consultant, Kenneth Hobbs, to develop its website. The process began at the end of March, 2014 and continued through June with the support of additional consultants. Compensation was 500,000 shares of common stock, having a fair value of $15,000 ($0.03/share), based upon recent quoted trading price. Mr. Hobbs is deemed a sophisticated investor in that he has sufficient knowledge and experience in financial and business matters to make him capable of evaluating the merits and risks of receiving the shares. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On January 17, 2014, the Company issued 25,000,000 shares of its common stock to Asher Enterprise, Inc. on January 17, 2014, who is deemed an accredited investor for the settlement of debt, having a fair value of $95,000 ($0.0035/share), based upon recent quoted trading price. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

Recent Sales of Unregistered Securities (Cont.)

On February 14, 2014, the Company issued 400,000,000 shares of its common stock to Sierra Global, LLC, who is deemed an accredited investor, for a subscription receivable, having a fair value of $45,500 ($0.000011/share), based upon recent quoted trading price. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On September 23, 2014, the Company entered into a severance agreement with one of its executives resulting in the authorization of 5,555,556 shares of the Company’s common stock having a fair value of $0.02/share, based upon quoted trading price at the date of the executed agreement.  The company recorded $114,195 in stock compensation as this award was authorized by the Board of Directors on September 23, 2014. The stock was issued on November 6, 2014.

On October 29, 2014, the Company issued 2,941,176 shares of common stock to TCA Global Credit Master Fund, LP, an investment management company, who is deemed an accredited investor, for advisory fees not to exceed $100,000 as part of the terms for securing a $5,000,000 line of credit. If the originally issued shares were to exceed $100,000 the remaining shares are to be refunded to the Company. The securities issued were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On October 29, 2014, as part of the TCA Global Credit Master Fund, LP the Company agreed to pay a broker fee of 6% of the initial debenture to an accredited investor of 970,000 of common stock having a fair market value of $32,980 which resulted in a $20 gain, based upon quoted trading price at the date of the executed agreement. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On October 30, 2014, the Company established a share reserve of common stock to an accredited investor in the amount of 101,102,941 as part of the terms of the Debenture to TCA Global Credit Master Fund, LP, to be five (5) times such number of shares of Common Stock as shall be necessary to effect the full conversion per Article VII, Section 4 of the Debenture. As of June 30, 2015, the share reserve of common stock is 200,927,475. This is based on the stock price at June 30, 2015 with an eighty percent (80%) discount. On July 13, 2015, TCA initiated a breach of contract action against MyECheck and several other defendants in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  TCA won a default judgement in favor of approximately $600,000 against the Company. At December 31, 2015, the shares of stock in reserve were removed due to the money judgment awarded to TCA.

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

On April 2, 2015, the Company issued and executed a convertible note for $15,900. The Company converted accounts payable for services provided to allow the Company to become DTC eligible of $14,500 plus interest of $1,400 incurred on January 29, 2014. The note has a term of one year and bears interest at 10% and is unsecured. The debt is convertible based upon 50% of the stock price at January 29, 2014 of a price per share of $0.0016. During year ended December 31, 2015 the note was converted into 19,875,000 shares of common stock with a stock price on conversion date of $0.0204 totaling $405,450. The Company recorded a loss on conversion in the amount of $389,550.

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

Recent Sales of Unregistered Securities (Cont.)

The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

On April 16, 2015, the Company approved the partial assignment of $40,000 of a debt dated October 5, 2010. On April 21, 2015, the Company authorized the conversion of such debt into 40,000,000 shares of common stock at $0.001 per share. The note was converted during the year ended December 31, 2015 with a stock price on conversion date of $0.0220 totaling $880,000 and the Company recorded a loss on conversion in the amount of $840,000.

On July 29, 2015, the Company executed and awarded a combined total of 88,000,000 shares of MyECheck common stock to its Employees at a fair market value of $0.0129 per share.

On October 6, 2015, the Company approved the partial assignment of $53,055 of a debt dated May 31, 2015. On October 6, 2015, the Company authorized the conversion of such debt into 26,527,455 shares of common stock to an accredited investor at $0.002 per share. The note was converted during the year ended December 31, 2015 and the Company recorded a loss on conversion of $38,163.

On October 22, 2015, the Company approved the partial assignment of $11,790 of a debt dated March 21, 2013. On October 22, 2015, the Company authorized the conversion of such debt into 11,790,000 shares of common stock to an accredited investor at $0.001 per share. The note was converted during the year ended December 31, 2015.

On November 2, 2015, the Company approved the partial assignment of $50,000 of a debt dated July 15, 2015. On November 2, 2015, the Company authorized the conversion of such debt into 6,410,256 shares of common stock to an accredited investor at $0.0198 per share. The note was converted during the year ended December 31, 2015.

On November 2, 2015, Mr. Bill Delgado, a former member of the Company’s Board of Directors and the Company reached an agreement by which the Company agreed to compensate Mr. Delgado with 25,000,000 shares of the Company’s common stock. There were no legal proceedings filed at any time.

On November 9, 2015, the Company approved the partial assignment of $30,000 of a debt dated August 24, 2015. On November 9, 2015, the Company authorized the conversion of such debt into 3,750,000 shares of common stock to an accredited investor at $0.080 per share. The note was converted during the year ended December 31, 2015.

On November 23, 2015, the Company executed and awarded a combined total of 2,000,000 shares of MyECheck common stock to an unrelated party at a fair market value of $0.0158 per share.

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

Item 6. Selected Financial Data.

Not required because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and MyECheck’s actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of MyECheck should be read in conjunction with the financial statements and notes thereto.

MyECheck’s prior full fiscal year ending December 31, 2015 is not indicative of MyECheck’s current business plan and operations. Incorporated in October 2004, MyECheck currently has limited revenues and is deemed an early stage Company. This plan of operation will focus on MyECheck’s business plan and operations current. There can be no assurance that MyECheck will generate positive cash flow and there can be no assurances as to the level of revenues, if any, MyECheck may actually achieve from its operations.

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

MyECheck’s in-house sales force and independent sales agents also use email and cold calling marketing techniques, focusing on the industry’s largest target companies. MyECheck is currently in discussion with a large Independent Sales Organizations (ISOs) regarding partnership and representation opportunities.

In addition to the effective marketing and distribution of MyECheck’s services, MyECheck’s infrastructure must be able to support a significant increase in transaction volume. MyECheck plans to enhance its infrastructure by adding a new data center and new hardware in anticipation of increased transaction volume. MyECheck plans to continue to scale its infrastructure in advance of the need.

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

The Company derives its revenue primarily from the sale of software licenses, software subscriptions, maintenance services and consulting/training revenue.  License revenue for a perpetual license is recognized at the time the license is sold.  Subscription revenue and maintenance revenue are recognized ratably over the life of the agreement, and consulting/training revenue is recognized as work is performed.  Deferred revenue is recorded for advance billings that are made prior to revenue being earned.  Unbilled revenue is accrued to recognize revenue that has been earned but not billed as of the end of the accounting period and is included in accounts receivable in the accompanying consolidated balance sheets.

The Company earns revenue from services, which has included the following: electronic check processing, financial verification, identity verification and check guarantee services. The services are performed under the terms of a contract with a customer, which states the services to be utilized and the terms and fixed price for all services under contract.

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

Accounts Receivable

The Company typically offers credit terms to its customers. Terms are established primarily through payment clauses within customer contracts for services. The Company makes estimates of potentially uncollectible customer accounts receivable. The Company evaluates the adequacy of the allowance on a periodic basis.  The evaluation includes historical loss experience and length of time receivables are past due.  When a customer’s account becomes past due, the Company initiates dialog with the customer to determine the cause. When an account becomes 60 or more days past due, the account is referred to a collection agency or a legal partner.  If it is determined that the customer will be unable to meet its financial obligation, such as in the case with a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available.  Management has recorded an allowance for doubtful accounts of $202,200 and $0 as of December 31, 2015 and 2014, respectively.

Intangible Assets

The Company capitalizes the cost of purchased customer relationships, technology and trade names.  The Company amortizes the customer relationships, technology and trade names over their estimated useful life of five years using the straight line method.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Foreign Currency Transactions

From time to time the Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the years ended December 31, 2014 and 2013, the Company reported a gain (loss) in foreign currency transactions of approximately $2,000 and $0, respectively.

Stock-based compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For option-based simple derivative financial instruments, the Company uses the multinomial option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for one year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Results of Continuing Operations

We incurred a net losses of $5,114,181 and $992,923 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, we had cash and cash equivalents of $5,425 and $51,261 and a working capital deficit of $2,945,710 and $1,345,517, respectively.

Years ended December 31, 2015 and 2014

We had revenue from continuing operations in December 31, 2015 of $730,777, compared to $952,156 in 2014. Cost of revenue from continuing operations in December 31, 2015 was $130,120, compared to $99,976 in 2014, for an increase of $30,144 or 130%. Selling, general and administrative expenses (“S,G &A”) was $4,497,707 in 2015 compared to $1,458,374 in 2014, an increase of $3,039,333 or 208%. S,G & A was mostly contributable to the following:

Twelve months ending:	12/31/2015	12/31/2014	$ VAR	% VAR
Salaries & Related Expense	$663,769	$411,080	$252,689	61%
Stock Compensation	1,842,383	299,695	1,542,688	514%
Research & Development	310,001	254,580	55,421	22%
Legal & Professional Fees	563,604	169,164	394,440	233%
Bad Debt expense	202,200	-	202,200	100%
Advertising & Marketing expense	31,166	74,461	(43,295)	42%
Amortization of Loan Fees	153,619	43,106	110,513	256%
Amortization of IP	422,676	-	422,676	100%
Rent	142,813	29,797	113,016	379%
Miscellaneous	165,476	176,491	(11,015)	94%
Total Expenses	$4,497,707	$1,458,374	$3,039,333	208%

In 2015, the Company built out its management team, operational staff and sales force which increased salaries and related expenses, i.e. health care and payroll liabilities. The Company had an effective rent expense of $142,813. As a result of the build out, the Company incurred legal and professional fees due to the focus of becoming SEC compliant.

Professional fees included Audit and Review expenses while legal fees also played a role in becoming SEC compliant. The Company awarded its staff of key senior personnel with a one time employee stock grant amounting to employee stock compensation of $1,135,200 for their commitment and efforts in the development of the mobile application and the success of becoming SEC compliant. In addition, we obtained legal counsel on various legal issues as further described in Item 8. Legal Proceedings. Research and Development expense increased due to the integration of the software platform and the mobile application.

Other Income (Expense)

Interest income (expense) for the years ended December 31, 2015 and 2014 was ($322,706) and ($24,266), respectively for an increase of $298,359 or 1330% from the same period in 2014.

Other income (expense) for the years ended December 31, 2015 and 2014 was $72,288 and $140,685 respectively for a decrease of $68,397 or 49% over the same period in 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of totaling $5,425 and a working capital deficit of $2,945,710. For the year ended December 31, 2015, we incurred a net loss of $5,114,181 and at December 31, 2015, we had an accumulated deficit of $9,992,442 and a total stockholders’ equity of $30,653. However, there is no guarantee that we will ultimately be able to generate sufficient revenue or reduce our costs in the anticipated time frame to achieve and maintain profitability and have sustainable cash flows.

Management estimates that the Company will require Nine Hundred and Ninety Thousand Dollars ($990,000) to operate for the next twelve (12) months. Any required expenditure will be completed through internally generated funding or from proceeds of sale of common or preferred stock, or borrowings.

Cash Flows

Cash used in operating activities

Net cash used by operating activities for the year ended December 31, 2015 amounted to $1,106,172, which mainly consisted of the following: a decrease in accounts receivable of $55,984, an increase in payroll expense of $81,100, an increase of accounts payable and accrued expenses of $88,183, an increase in depreciation and amortization of $203,062, an increase of stock issued for services of $31,600, an increase of stock compensation of $1,810,783, an increase in loss on debt conversion of $1,198,100, an increase in bad debt expense of $202,200, an increase in amortization of IP of $431,426, a decrease in deferred revenue of $24,275 and a decrease of fair value of derivative liabilities of $903,798.

In the year ended December 31, 2014, net cash used by operating activities amounted to $398,966, which mainly consisted of the following: an increase in accounts receivable of $140,740, an increase in deferred revenue of $25,000, an increase in prepaid expenses of $135,444, an increase of accounts payable and accrued expenses of $125,730, an increase in depreciation and amortization of $47,311 which comprised depreciation expense of $4,205 and amortization of loan fees and website fees of $43,106, an increase of loss on debt conversion of $62,980 offset by income from forgiveness of debt of $147,164, an increase of stock compensation of $299,965 and an increase of fair value of derivative liabilities of $48,878.

Cash used in investing activities

Net cash provided (used) by investing activities totaled ($58,859), for the year ended December 31, 2015. During the period we purchased additional equipment and furniture in the amount of $56,013, the purchase of the new website for $10,623 in addition to investments in other assets in the amount of $7,777.

Net cash provided (used) in investing activities for the year ended December 31, 2014, totaled ($152,064) and comprised $70,502 in security deposits for the new facility, the purchase of new computer equipment amounted to $62,561 along with the purchase of the website for $9,000 and the purchase of treasury stock in the amount of $10,001.

Cash from financing activities

Net cash provided (used) in financing activities was $1,119,195 in the year ended December 31, 2015. We received proceeds from a convertible debenture in the amount of $1,131,095, proceeds from related party loan payable for $76,981 in addition to the repayment of a related party loan payable in the amount of $128,233. This period also included proceeds from a note payable of $47,000 and net cash disbursements from acquisition in the amount of $7,648.

Net cash provided (used) by financing activities was $602,226 in the year ended December 31, 2014. This amount was comprised of proceeds from a related party loan payable of $34,036, proceeds from a stock subscription receivable of $45,500, proceeds from a convertible debenture in the amount of $489,025 in addition to proceeds from a note payable for $56,415. There was a repayment on convertible debt in the amount of $22,750.

Financial Condition

As of December 31, 2015, we had cash and cash equivalents totaling $5,425, a working capital deficit of $2,945,710 and stockholders’ equity of $30,653. We have a line of credit facility and have relied on short-term borrowings to provide cash to finance our operations. We believe that we will need to raise additional capital in 2016 to sustain our operations. The future of the Company as an operating business will depend on its ability to obtain sufficient capital contributions and/or financing as may be required to sustain its operations.

Management’s plans to address these issues includes a continued exercise of tight cost controls to conserve cash and obtaining additional debt and/or equity financing.

As we continue our activities, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.

The Company expects that additional operating losses will occur until net margins gained from sales revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.

We will need to secure additional funds to finance our operations in 2016, but there are no assurances that such additional funding will be achieved or that we will succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On May 17, 2015, entered into an Authorized Reseller Agreement with Avidia Bank. Under the terms of the Reseller Agreement between MyECheck and Avidia Bank, MyECheck agreed to authorize Avidia Bank to sell MyECheck’s data processing services and its mobile payment system to Avidia’s customers. In addition Avidia bank has agreed to authorize MyECheck to sell its data processing services and its mobile payment system to its customers. For the year ended December 31, 2015, this contract resulted in gross commission revenue in the amount of $155,594 of which $107,617 was paid out as commission to a third party vendor for transaction fees resulting in net revenue to the Company in the amount of $47,977.

On September 9, 2015 the Company entered into a Services Agreement with PacNet Services, Ltd. After the integration process was complete, the first transaction was processed on September 28, 2015. In the third and fourth quarters of 2015, PacNet processed 29,201 transactions resulting in transaction fees in the amount of $7,318. The cost of processing these items to an outside vendor is $0.10 per item resulting in an amount owed the vendor of $2,920.

On September 21, 2015, executed and entered into a Service Agreement with Charleston Enterprise Group to provide fully electronic check services for Charleston’s property management business. Under the terms of the agreement, MyECheck will provide a rent payment solution that enables electronic rent payments by tenants to landlords’ existing bank accounts. As of the date of the filing the Company has integrated Charleston Enterprise Group and is processing rent payments per the terms of the Agreement. The Company Invoices Charleston Enterprise Group a flat rate each month and has received a total of $2,935 since inception.

On September 29, 2015, the Company executed and entered into a Services Agreement with TradeRocket, Inc., operator of the TradeRocket invoicing and payments platform, providing them with fully electronic payment services to facilitate secure, low cost, high speed electronic payments for business customers using the TradeRocket platform. As of the date of the filing the integration has not been complete. TradeRocket planned to integrate in the first quarter but they delayed due to higher internal priorities.

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

On October 23, 2015, the Company entered into a Services Agreement with General Payment Systems, Inc. (“GPSI”), a payment processing, technology company that specializes in the $500 billion government payment space. MyECheck will provide fully electronic payment services to its customer under the Services Agreement. GPSI provides high volume payment automation solutions to courts, municipalities and other government agencies through Kiosks currently located in Kern County and Los Angeles County. Integration was complete and live on March 23, 2016. As of the date of the filing we are in the ramp up stage and expect to generate revenue in the 3rd and 4th quarters, 2016, herein attached as Exhibit 10.63.

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

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements	Page
(i) For the Years Ended December 31, 2015 and 2014
Report of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm	F – 1
Consolidated Balance Sheets as of December 31, 2015 and 2014	F – 2
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014	F – 3
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2015 and 2014	F – 4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F – 5
Notes to the Consolidated Financial Statements	F – 6 - 30

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
▪	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, and based on the Company’s assessment, management has concluded that its internal control over financial reporting were not effective as of December 31, 2015, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP a result of the identified material weaknesses in our internal control over financial reporting described below. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Identified Material Weaknesses

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement or the financial statements will not be prevented or detected. Management identified the following material weaknesses during its assessment of internal controls over financial reporting as or December 31, 2015:

Resources

As of December 31, 2015, our Finance Manager and outsourced Accounting firm performed all accounting functions. As a result, there is a lack of proper segregation of duties.

Audit Committee

We do not have, and are not required to have, an audit committee. An audit committee would improve oversight in the establishment and monitoring of required internal controls and procedures.

Management's Remediation Initiatives

As we expand, we plan to hire additional accounting staff and implement systems where we have adequate segregation of duties. Although the processes that constitute our internal control over financial reporting have been materially ineffective as of December 31, 2015, the Company has hired an outside consulting firm to mitigate the risks related to our segregation of duties and the remote likelihood of a material misstatement from being detected. The Company plans on implementing a higher level of review on a monthly basis to reduce the likelihood of a material misstatement from occurring in the future. In the future we may add an audit committee financial expert to our board and create an audit committee made up of one or more of our independent directors.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as such report is not required for non-accelerated filers such as us because we are an “emerging growth company” pursuant to the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As of the date of the filing MyECheck is in negotiations with the Company’s former Chief Financial Officer, Bruce M. Smith, on his severance agreement which will include a combination of cash and common stock. On October 15, 2015, Now CFO, LLC, was engaged to provide services to the Company in the capacity of a Controller and outsourced Chief Financial Officer on an as needed basis. Mr. Starrs will maintain the CFO position until a new CFO is duly appointed.

On February 5, 2015, the Board granted Rod Zalunardo twelve (12) million shares of common stock as compensation for his separation from the Company. To date the separation agreement has not been countersigned by Mr. Zalunardo, however the Company has accrued compensation for severance pay as a stock payable at the fair value in the amount of $223,200. Based on litigation filed by Maciora on the Company’s transfer agent and auditor’s Mr. Zalunardo entered into an agreement to sell 66,666,666 shares of the MyECheck common stock to Maciora for $2,000 during 2015. The 66,666,666 shares of MyECheck common stock were never issued by the Company. In addition, the proposed settlement to Mr. Zalunardo of 12,000,000 shares of MyECheck common stock have not been issued.

On October 1, 2014, the Board granted Mr. Rodriguez 250,000 shares of common stock as compensation per his Employment Agreement to vest proportionately over a twelve (12) month period. Even though we are currently in litigation with Mr. Rodriguez and have not settled with him the Company needs to accrue compensation for severance pay as a stock payable at the fair value in the amount of $5,050.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons listed below have been retained to provide services as directors and executive officers until the qualification and election their respective successors. All holders of Common Stock will have the right to vote for Directors of the Company. The Board of Directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions. The Board is also responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Company. Directors receive no cash compensation or fees for their services rendered in such capacity.

Name	Age	Position	Date Appointed
Edward R. Starrs	55	President	October 29, 2004
		Chief Executive Officer
		Chairman of the Board
		Director

James T. Fancher	52	Executive Vice President	December 1, 2014
		Chief Operating Officer

Robert S. Blandford	55	Vice President Product Development	October 29, 2004
		Chief Technology Officer
		Secretary
		Board Member
	57
* Bruce M. Smith		Vice President Administration & Finance	March 1, 2014
		Chief Financial Officer
		Controller

* On May 5, 2015, the Company decided to release Mr. Bruce M. Smith from his employment as CFO of MyECheck and engaged Mr. Smith in an outsourced capacity until October of 2015. Ed Starrs is acting CEO/CFO until such time as a new CFO is duly appointed. On October 15, 2015, Now CFO, LLC, was engaged to provide services to the Company in the capacity of a Controller and outsourced Chief Financial Officer on an as needed basis.

Ed Starrs, Founder, President and CEO

Ed Starrs has more than 24 years of experience as an international business executive with management experience in multiple industries. He has been an officer and director of MyECheck since its formation in 2004. From January, 2002 through October, 2004, Mr. Starrs was President of Digency, Inc., an online payment company engaged in credit card and eCheck transaction processing for Internet Merchants. Starrs was previously President of Starnet Systems International, Inc., a public company that processed more than $2 billion annually in Internet transactions through the year 2000 using its StarMX transaction processing engine. Starrs created comprehensive solutions for Internet payment processing including developing and implementing systems to control fraud, secure transactions, and increase global distribution for e-commerce merchants.

James T. Fancher, Executive Vice President, Chief Operating Officer

Jim Fancher joined MyECheck in December 2014. Mr. Fancher brings over 20 years of financial services and payments technology experience. Fancher’s prior roles include COO of Seergate, Inc., a real time payment processing company from 2010 to the present and General Manager for Endpoint Exchange from 2007 through 2009, an FIS company, where he had full P&L responsibility for the company’s real time, check image exchange. Mr. Fancher went from Senior Business Development Manager in 2004 to Senior Accounts Executive in 2005 through 2006 for VECTORsgi, an FIS company. From 1995 to 2003 Fancher was CEO of G&A, Inc. where he created CheckMine, a Check Image Mining application.

Robert “Steve” Blandford, Vice President, Product Development, CTO and Board Member

Steve Blandford joined MyECheck in July 2004. He brings more than 25 years of experience as a senior information technology professional including serving as CTO for companies in the online entertainment and gaming industries. He is skilled at both business and technology adoption. His professional background includes i2 Corp., MXM Media, Maxim Entertainment Group, Perspective Technologies, Win Streak and others. From January, 2002 through October, 2004, Mr. Blandford was Chief Technology Officer for Digency, Inc., an online payment processing company engaged in credit card and eCheck transaction processing for Internet Merchants.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of MyECheck and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of MyECheck. The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees

We presently have no board committees and are not required to until we elect to seek listing on a national securities exchange.

Our board may appoint an audit committee, compensation committee, or nominating committee in the future.

Code of Ethics

Our board of directors has approved and we have adopted a Code of Ethics that applies to all of our directors, officers, employees, consultants and agents. We will provide a copy of the Code of Ethics free of charge upon request to any person submitting a written request to the Company, Attention: Secretary, 2600 East Bidwell Drive Suite 190, Folsom, CA 95630. Our Board of Directors is responsible for overseeing the Code of Conduct and they must approve any waivers of the Code of Conduct for directors and executive officers.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Although there are many other factors, the Board seeks individuals with experience on public company boards as well as experience with advertising, marketing, legal and accounting skills.

Board Assessment of Risk

Our risk management function is overseen by our Board. Through our policies, our Code of Conduct and Ethics and our Board’s review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect the Company, and how management addresses those risks. Mr. Starrs, a director and our chief executive officer, and Mr. Blandford, a director and our chief technology officer, work closely together with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent director may conduct the assessment. Presently, the primary risk affecting MyECheck is our ability to raise sufficient capital to scale our business. The Board focuses on these key risks and interfaces with management on seeking solutions.

Item 11. Executive Compensation

MyECheck pays Mr. Edward R. Starrs, MyECheck’s President and Chief Executive Officer, an annual salary of $55,000 and provides health insurance coverage for Mr. Starrs and his children.

MyECheck pays Mr. Robert S. Blandford, MyECheck’s Vice President of Technology and Chief Technology Officer, an annual salary of $100,000 and provides health insurance coverage for Mr. Blandford.

Prior to his separation on May 5, 2015, MyECheck paid Mr. Bruce M. Smith, MyECheck’s Vice President of Finance and Chief Financial Officer, an annual salary of $100,000 and provided complete health insurance coverage for Mr. Smith.

MyECheck pays Mr. James T. Fancher, MyECheck’s Executive Vice President and Chief Operating Officer, an annual salary of $170,000 and provides complete health insurance coverage for Mr. Fancher and his family.

Prior to his separation on February 6, 2015, MyECheck paid Mr. Rod Zalunardo, as MyECheck’s Senior Vice President and Chief Operating Officer through October 14, 2014, then removed to President and CEO of the Company’s subsidiary company, GreenPay, LLC, an annual salary of $100,000 and provided complete health insurance coverage for Mr. Zalunardo.

Item 11. Executive Compensation (Cont.)

The following Annual Compensation Table sets forth, for the years ended December 31, 2015 and 2014, the compensation earned by our named executive officers:

	Annual Compensation				Long-Term Compensation
					Awards		Pay-outs
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts

Edward R. Starrs	2015	-	-	-	-	-	-
(President & CEO)	2014	55,000	-	-	-	-	-

James T. Fancher	2015	170,000	-	-	258,000	-	-
(Executive Vice President)	2014	170,000	-	-	-	-	-

Robert S. Blandford	2015	100,000	-	-	258,000	-	-
(Chief Technology Officer)	2014	100,000	-	-	-	-	-

a) Bruce M. Smith	2015	41,665	-	-	-	-	-
(Chief Financial Officer)	2014	100,000	-	-	-	-	-

b) Rod Zalunardo	2015	10,000	-	-	240,000	-	-
(Chief Operating Officer)	2014	100,000	-	-	-	-	-

a) On May15, 2015, the Company decided to release Mr. Smith of his employment as CFO of MyECheck.and engaged Mr. Smith in an outsourced capacity as Chief Financial Officer until October of 2015. On October 15, 2015, Now CFO, LLC, was engaged to provide services to the Company in the capacity of a Controller and outsourced Chief Financial Officer on an as needed basis.

b) On February 6, 2015, the Company decided to release Mr. Zalunardo of his duties as CEO of MyECheck’s subsidiary company, GreenPay, LLC.

On April 7, 2009 the Company adopted the 2009 Equity Incentive Plan (the “Plan”) covering 10,000,000 stock rights including options, restricted stock and stock appreciation rights. Under the Plan, employees, and consultants receive initial grants of options, which vest immediately, and the remaining unvested portion of a grant vests ratably over a three-year period.

On May 11, 2009, the Company granted 7,300,000 non-qualified stock options to employees and non-employee consultants for services to be rendered over a three-year period. The options are exercisable over a 5 - 10 year term at $0.13 per share and vest 25% immediately while the remaining 75% vests monthly in equal increments over a three-year period. These options had a fair value of $871,828 using the Black-Scholes option-pricing model.

On December 31, 2011 by order of a Board Resolution all equity incentive plans, non-qualified stock options and warrants were cancelled.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any compensation for Board participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tabulates holdings of shares of the Company by each person who, subject to the above of December 31, 2015, holders of record or is known by Management to own beneficially more than 5.0% of the Common Shares and, in addition, by all directors and officers of the Company individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name. Except as otherwise indicated, the address of each stockholder listed below is: c/o MyECheck, Inc. 2600 East Bidwell Street Suite 190, Folsom, CA 95630.

Name and Address of Beneficial Owner	Common Stock	Percentage
Officers and Directors:
Edward R. Starrs, CEO	1,953,456,970	47.44%
James T. Fancher, COO	22,198,850	0.55%
William B. Delgado – Director (a)	-	0.00%
Robert S. Blandford, CTO	20,092,314	2.46%
Bruce M. Smith (b)	-	0.00%
All Officers and Directors	1,995,748,134	50.45%

5% or Greater Shareholders:
Seven Mile Securities (c)	-	0.00%
724 Britannia Drive
Seven Mile Beach Grand Cayman
KY1 1203 Cayman Islands
Titan International Securities, Inc. (d)	280,000,000	6.80%
The Matalon Bldg Coney Drive
Ste 403 4th Floor
Belize City, Belize

(a) On February 23, 2015, the Company relieved Mr. Delgado of his duties as Director for cause.

(b) On May 5, 2015, the Company decided to release Mr. Bruce M. Smith from his employment as CFO of MyECheck and engaged Mr. Smith in an outsourced capacity until October of 2015. Ed Starrs is acting CEO/CFO until such time as a new CFO is duly appointed. On October 15, 2015, Now CFO, LLC, was engaged to provide services to the Company in the capacity of a Controller and outsourced Chief Financial Officer on an as needed basis.

(c) Seven Mile Securities is one of four parties to litigation initiated against them by the Company. Seven Miles shares were returned and cancelled pursuant to the litigation settlement.

(d) Titan International Securities, Inc. is one of four defendants in litigation against them by the Company. The details of this litigation are set forth in Item 8, page 24 herein. On September 8, 2014, the Brooklyn New York’s U.S. Attorney’s Office filed a criminal indictment against Titan International Securities, Inc. and other defendants charging them with a fraudulent scheme to conceal the true ownership of stocks and funds and engage in market manipulation of U.S. public companies. On September 15, 2014, the International Financial Services Commission of Belize suspended Titan International Securities, Inc., a Belize international business company, from “trading in financial and commodity-based derivative instruments and other securities” until further notice. To date, these shares of the Company have not been transferred and remain in their entirety. As of the date of this filing there have been no new developments.

Except as described above, there are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

MyECheck is not required as a Bulletin Board listed company to have independent directors and at the present time does not have any directors who are not also members of management.

The Company’s major shareholder, Edward R. Starrs, has agreed to advance short term funding until revenue or other funding has been obtained. The advances and repayments will fluctuate depending on cash flow. As of December 31, 2015, the amount owed the shareholder was $164.

On June 28, 2008, the Company entered into a Patent License Agreement with Ed Starrs, its founder and CEO, under which the Company became the sole licensee of a newly granted patent for check processing technology. No royalties were due for the patent for the first year of the license term, and future royalties for the remaining nineteen (19) years of the license term are defined in Article III – License Payments of the Patent License Agreement, pursuant to Item 404 of Regulation S-K. The initial term of one year under which no royalty payments were to be paid expired on June 2009. As of the date of this filing there have been no royalty payments made or are currently due as the Company has not met the threshold described in the Patent License Agreement, Article III.1.b., which states: “.. providing that the Gross Sales exceed One Hundred Thousand US Dollars (US $100,000) in any single calendar month, or exceed One Million and Two Hundred Thousand US Dollars (US $1,200,000) in any single calendar year.”

Mr. James T. Fancher, MyEcheck’s current COO, was formerly the COO of Seergate, Inc. (a subsidiary of Seergate, Ltd). On January 30, 2015, MyECheck signed an agreement to acquire 100% of the stock of Seergate, Ltd, developer of a comprehensive electronic payment platform for banks. As of the date of this filing MyECheck’s acquisition of Seergate, Ltd, closed on May 7, 2015. Mr. Fancher is also a stockholder of Seergate, Ltd. and as such received 2,198,580 shares of MyECheck common stock in connection with MyECheck’s acquisition of Seergate, Ltd. Pursuant to the terms of the acquisition agreement with Seergate, Ltd., the purchase price for 100% of the common stock of Seergate, Ltd. was $3,000,000, which was paid with 150,000,000 shares of MyECheck’s $.02 per share common stock. Based on the purchase price for Seergate’s shares, the value of the MyECheck shares issued to Mr. Fancher in connection with the Seergate transaction is approximately $43,971.60.

In July 2015, we granted a one-time restricted stock award of 20,000,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Eldad Aharoni, International Vice President.

In July 2015, we granted a one-time restricted stock award of 20,000,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Robert S. Blandford, Chief Technology Officer.

In July 2015, we granted a one-time restricted stock award of 20,000,000 of restricted shares of common stock at the fair market value on the date of issuance of $0.0129/per share to James T. Fancher, Executive Vice President and Chief Operating Officer.

In July 2015, we granted a one-time restricted stock award of 10,000,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Christine A. Cowan, Finance Manager and Assistant to the CEO.

In July 2015, we granted a one-time restricted stock award of 10,000,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Rahul Khanna, Lead Systems Architect. Mr. Khanna was released of his duties in March of 2015.

In July 2015, we granted a one-time restricted stock award of 2,500,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Jose E. Creamer, then our in-house counsel. Mr. Creamer resigned in November of 2015.

In July 2015, we granted a one-time restricted stock award of 2,000,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Valery Kaminker, Seergate’s Development Manager.

In July 2015, we granted a one-time restricted stock award of 2,000,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Oren Shmuel, a Developer with Seergate.

In July 2015, we granted a one-time restricted stock award of 1,000,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Elizabeth N. Baker, then our Director of Marketing. Ms. Baker resigned in September of 2015.

In July 2015, we granted a one-time restricted stock award of 500,000 shares of common stock at the fair market value on the date of issuance of $0.0129/per share to Shannon A. Starrs, marketing intern and daughter to the Chief Executive Officer.

GreenPay, LLC and MyECheck, Inc. Prior to the Acquisition

Prior to the acquisition of GreenPay, LLC from Sierra Global, LLC, neither MyECheck nor Edward Starrs had any ownership interest in GreenPay, LLC. However, Mr. Starrs was authorized by Sierra Global to act on its behalf on matters relating to GreenPay, LLC, including bank account authorizations due to the fact that Sierra Global, LLC is a foreign Limited Liability Company located in St. Kitts and Nevis.

Sierra Global, LLC and MyECheck, Inc.

Sierra Global is a foreign company that has invested in MyECheck’s stock and technology. In November of 2013, Sierra Global purchased a patent license and software license from MyECheck in order to operate a legal medical marijuana payment system for the emerging industry. MyECheck’s technology has unique capabilities that solves problems associated with making and tracking payments and customers in the cannabis industry that are impediments to its growth, regulations and taxation. Sierra Global formed GreenPay, LLC to pursue the opportunities created by the legalization of the marijuana industry combined with MyECheck’s technology that appeared to be the perfect fit for that industry and solving the industry problems. The patent license allowed Sierra Global to use the same patented technology used by MyECheck to create fully electronic checks. With this license, they can operate their own “MyECheck-like” company and host transactions on their servers. The software license is for a specific custom developed application for use in the legal cannabis industry. MyECheck delivered the patent license which Sierra Global still holds as it was not a part of the GreenPay acquisition and moved forward in developing the custom software application for Sierra Global, however Sierra Global being a foreign company was unable to secure a bank relationship necessary to operate the custom software application for payment processing. In addition, Sierra Global has other reservations about their ability to operate such a business from outside the US. After much deliberation it was decided that MyECheck would buy back the software application only while Sierra Global continues to hold the patent license as stated above and attempt to get the GreenPay business up and running. To date, MyECheck has not been able to secure a bank to partner with GreenPay for this business which has been our primary obstacle. However, we expect that the conditions in the banking industry as it relates to the cannabis arena will improve in time and ultimately we will be able to secure a bank partner and launch the GreenPay business. On October 1, 2014, MyECheck cancelled two agreements with Sierra Global and GreenPay, LLC and executed an amended Exhibit A “Software Modules License Fees” that replaced both of the original Exhibit A’s in the Software License and Services Agreements between MyECheck and Sierra Global dated November 23, 2013 and the Software License and Services Agreement dated February 24, 2014 by and between MyECheck and GreenPay, LLC. This amendment was drafted to include the consistent software updates and enhancements developed to fit the Sierra Global model. The updates fall in line with our policy of continual software improvement, specifically:

•	stability and bug fixes

•	the addition of new advanced fraud detection and mitigation capabilities.

Itonis and MyECheck, Inc.

Mark Cheung, the CEO of Itonis, purchased a custom developed software application for the medical marijuana industry. Although MyECheck has the software application developed and ready for upload to the Google and Apple App Stores, Itonis does not have a partner bank in place that will allow transactions to be processed on the system. Itonis continues to seek a bank partner to integrate the software with and fully expect to secure a bank partner to begin processing transactions. Mark Cheung is also an attorney and a Professor of Law at UCLA and has consulted with MyECheck on legal matters. There is no further relationship between MyECheck and Itonis.

Item 14. Principal Accounting Fees and Services

Our Board of Directors reviews and pre-approves audit and permissible non-audit services performed by our independent registered public accounting firm PMB Helin Donovan LLP (“PMB”) as well as the fees charged for such services. Preapproval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

In its review of non-audit service and its appointment of PMB as our independent registered public accounting firm, Our Board considered whether the provision of such services is compatible with maintaining independence.

The following table shows the fees for services provided by PMB for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees - MYEC (1)	$57,000	$25,000
Audit Related Fees (2)	19,878	13,500
Tax Fees (tax-related services)	-	-
All other fees	-	-
Total MYEC Fees Paid to PMB	76,878	38,500
Audit Fees - Seergate paid to PWC (3)	-	56,000
Audit Fees - MYEC paid to PWC (4)	55,460	-
Total	$132,338	$94,500

(1) Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2) Audit related fees – these fees relate to assistance with a registration statement.

(3) Audit fees SG – these fees were paid to PricewaterhouseCoopers, Seergate’s (“SG”) prior accountants for the 2013 Annual Audit.

(4) Audit fees MYEC – these fees were paid to PricewaterhouseCoopers, for SG’s 2014 Annual Audit in connection with the acquisition of Seergate and its Pro Forma Condensed Financial Statement at June 30, 2015.

All services performed by PMB were performed by full-time, permanent employees. All services provided by and all fees paid to PMB in fiscal 2015 and 2014 were pre-approved by our Board of Directors. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.

Item 15. Exhibits, Financial Statements Schedules.

(a) Documents filed as part of this report.

(1) All financial statements

Index to Consolidated Financial Statements	Page
Report of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm	F – 1
Consolidated Balance Sheets as of December 31, 2015 and 2014	F – 2
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014	F – 3
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2015 and 2014	F – 4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F – 5
Notes to the Consolidated Financial Statements	F – 6 - 30

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K

See the Exhibit Index filed as part of this Annual Report

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Edward R. Starrs
EDWARD R. STARRS
President & Chief Executive Officer

/s/ Edward R. Starrs
EDWARD R. STARRS
Chief Financial Officer

Date:	June 3, 2016

MYECHECK, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MyECheck, Inc.

We have audited the accompanying consolidated balance sheets of MyECheck, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MyECheck, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained net losses from operations and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

Seattle, Washington

June 3, 2016

MYECHECK, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

	December 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$5,425	$51,261
Accounts receivable - Net	524	146,740
Employee advances	2,503	2,500
Capitalized loan fees - Net	32,268	150,869
Prepaid expenses	16,982	135,444
Total current assets	57,702	486,814

Fixed assets - Net	80,427	61,730
Intangible Assets – Net, Website	22,124	20,250
IP – Mobile App – Seergate – Net	2,806,147	-
Other current assets	14,852	-
Other Assets – Deposits	52,813	70,502

Total Assets	$3,034,065	$639,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$723,168	$445,742
Payroll liabilities	408,725	281,770
Derivative liability	670,698	439,368
Loans payable – other	47,000	56,415
Loans payable - related party	59,199	34,036
Deferred revenue	725	25,000
Convertible notes – net	1,093,897	550,000
Total Current Liabilities	3,003,412	1,832,331

Total Liabilities	3,003,412	1,832,331

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued	-	-
Common stock, $0.00001 par value, 4,900,000,000 shares authorized, 4,236,622,778 and 4,127,436,732 shares issued and outstanding, respectively	52,366	51,274
Additional paid-in capital	9,752,480	3,452,036
Accumulated deficit	(9,992,442)	(4,878,261)
Treasury stock	(10,001)	(10,001)
Common stock to be issued	228,250	191,917
Total stockholders’ equity (deficit)	30,653	(1,193,035)
Total liabilities and stockholders’ equity (deficit)	$3,034,065	$639,296

The accompanying notes are an integral part of these consolidated financial statements

MYECHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Years Ended December 31,
	2015	2014
Licensing revenues	416,700	795,300
Maintenance revenues	151,000	144,000
Transaction fee revenues	163,077	12,856
Total Revenues	730,777	952,156
Cost of revenues	(130,120)	(99,976)
Gross Profit	600,657	852,180

General and administrative	4,187,706	1,203,794
Research and Development	310,001	254,580
Total Operating Expenses	4,497,707	1,458,374

Income or (Loss) from operations	(3,897,050)	(606,194)

Initial Derivative liability	(671,611)	(488,246)
Change in Derivative liability	903,798	48,878
Interest income (expense), net	(322,706)	(24,266)
Loss on conversion of debt	(1,198,100)	(62,980)
Other income and expenses	72,288	-
Other income forgiveness of debt	-	140,685
Total other income/(expense)	(1,216,331)	(385,929)

Net income or (loss) before income taxes	(5,113,381)	(992,123)
Provision for income taxes	(800)	(800)
Net (Loss) or Income	$(5,114,181)	$(992,923)

Basic earnings per share	$(0.00)	$(0.00)

Diluted earnings per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic	4,134,096,808	4,198,671,107

Weighted average number of shares outstanding during the period – fully diluted	4,134,096,808	4,198,671,107

The accompanying notes are an integral part of these consolidated financial statements

MYECHECK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FO R THE YEARS ENDED DECEMBER 31, 2015 AND 2014

							Additional	Stock	Stock		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid	Subscriptions	Subscriptions	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Receivable	Payable	Deficit	(Deficit) Equity
Balance December 31, 2013	1	$-	4,692,470,000	$46,925	-	$-	$3,077,627	$(17,500)	$-	$(3,885,338)	$(778,286)

Purchase shares of Treasury Stock at par	(1)	-	(1,000,000,000)	-	(1,000,000,000)	(10,001)	-	-	-	-	(10,001)
Subscription receivable	-	-	400,000,000	4,000	-	-	24,000	17,500	-	-	45,500
Conversion of debt to common stock	-	-	25,000,000	250	-	-	94,750	-	-	-	95,000
Common stock for services capitalized loan fees	-	-	2,941,176	29	-	-	99,971	-	-	-	100,000
Common stock for broker fees	-	-	970,000	10	-	-	32,970	-	-	-	32,980
Common stock for services	-	-	500,000	5	-	-	14,995	-	-	-	15,000
Common stock payable for services	-	-	-	-	-	-	-	-	185,500	-	185,500
Common stock for compensation	-	-	5,555,556	55	-	-	107,723	-	6,417	-	114,195
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	-	(992,923)	(992,923)

Balance December 31, 2014	-	$-	4,127,436,732	$51,274	(1,000,000,000)	$(10,001)	$3,452,036	$-	$191,917	$(4,878,261)	$(1,193,035)

Common stock for services	-	-	12,000,000	120	-	-	216,980	-	(185,500)	-	31,600
Common stock for compensation	-	-	113,833,335	1,138	-	-	1,587,812	-	221,833	-	1,810,783
Conversion of debt to common stock	-	-	108,352,711	1,084	-	-	1,435,924	-	-	-	1,437,008
Common Stock for Acquisition of Seergate	-	-	150,000,000	1,500	-	-	2,998,500	-	-	-	3,000,000
Cancellation of common stock from accredited investor	-	-	(275,000,000)	(2,750)	-	-	2,750	-	-	-	-
Derivative liability settled with conversion of debt to common stock	-	-	-	-	-	-	58,478	-	-	-	58,478
Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	(5,114,181)	(5,114,181)

Balance December 31, 2015	-	$-	4,236,622,778	$52,366	(1,000,000,000)	$(10,001)	$9,752,480	$-	$228,250	$(9,992,442)	$30,653

The accompanying notes are an integral part of these consolidated financial statements

MYECHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,114,181)	$(992,923)
Adjustments for non-cash items:
Amortization and depreciation	203,062	47,311
Amortization on IP	431,426	3,750
Interest and insurance expense prepaid	73,401	-
Interest added to note	39,510
Bad debt expense	202,200	-
Loss on debt conversion	1,198,100	62,980
Stock issued for compensation	1,810,783	299,695
Stock issued for services	31,600	-
Gain on derivative liability	(903,798)	(48,878)
Other income forgiveness of debt	-	(147,164)
Initial derivative expense	671,611	488,246
Amortization of debt discount	154,195	-
Changes in operating assets and liabilities:
Accounts receivable	(55,984)	(140,740)
Employee advances	2,837	(2,500)
Prepaid expenses	4,058	(135,444)
Accounts payable and accrued liabilities	88,183	125,730
Deferred revenue	(24,275)	25,000
Payroll taxes payable	81,100	15,971
NET CASH USED IN OPERATING ACTIVITIES	(1,106,172)	(398,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of P, P & E	(56,013)	(62,561)
Purchase of website	(10,623)	(9,000)
Investment in other assets	7,777	-
Security deposit on new facility	-	(70,502)
Purchase of treasury stock	-	(10,001)
NET CASH USED IN INVESTING ACTIVITIES	(58,859)	(152,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debt	-	(22,750)
Proceeds of convertible debenture	1,131,095	489,025
Repayment of loan payable - related parties	(128,233)	-
Cash disbursements from acquisition	(7,648)
Proceeds from loan payable - related parties	76,981	34,036
Proceeds from stock subscription receivable	-	45,500
Proceeds from note payable	47,000	56,415
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,119,195	602,226

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,836)	51,196

CASH AND CASH EQUIVALENTS
Beginning of period	51,261	65

End of period	$5,425	$51,261

Supplemental disclosures of cash flow information:
Common shares issued website	$-	$15,000
Common shares issued capitalized loan fee	$-	$133,000
Common shares issued for services and common stock payable	$185,500	$-
Acquisition of Mobile Application assets from Seergate with common stock	$3,000,000	$-
Issuance for debt	$237,824	$32,000
Initial value of the derivative liabilities offset by a loan discount	$521,995	$-
Conversion of derivative instruments	$58,478	$-
Subscription receivable	$-	$28,000
Cancellation of shares -lawsuit	$2,750	$-

The accompanying notes are an integral part of these consolidated financial statements

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Acquisition and Recapitalization

On March 14, 2008, Sekoya Holdings, Ltd. (“Sekoya”), then a development stage company, merged with MEC and MEC became the surviving corporation. This transaction was accounted for as a reverse acquisition. Sekoya did not have any operations and majority-voting control was transferred to MEC. The transaction also required a recapitalization of MEC. Since MEC acquired a controlling voting interest, it was deemed the accounting acquirer, while Sekoya was deemed the legal acquirer. The historical consolidated financial statements of the Company are those of MEC and of the consolidated entities from the date of merger and subsequent.

Acquisition of GreenPay, LLC

On August 20, 2014, MyECheck completed the acquisition of its licensee, GreenPay, LLC. The net purchase price for the licenses sold to Sierra Global was determined to be $412,000 after the acquisition of GreenPay, LLC. The license issued to GreenPay, LLC on February 24, 2014 will remain with Sierra Global per the terms and conditions of the merger. In addition, certain other assets owned by GreenPay, LLC were retained by Sierra Global. The acquisition of GreenPay, LLC was limited to acquiring the name and the business plan for GreenPay, LLC. All other assets were excluded from the acquisition. GreenPay, LLC is now a wholly owned subsidiary of MyECheck, Inc. GreenPay assets are owned by MyECheck, however GreenPay will be operated as a separate entity and will move forward with an independent board of directors and management in 2016.

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

The adjusted purchase price of the Acquisition totaled $3,075,030, which includes three (3) $25,000 pre-closing cash payments used for the development of technology specifically for the Company. The acquisition agreement allows for a ninety (90) day period to finalize the closing balance sheet in order to determine the net working capital adjustment that would be factored into the final purchase amount. On May 7, 2015, we issued 150,000,000 shares of our common stock valued at $0.02 based on a ten day average of the price prior to closing.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Acquisition of Seergate, Ltd.(Cont.)

Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to Seergate’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows:

Cash	$67,413
Computer equipment	6,145
Other assets	7,777
Total Assets	81,335

Less Liabilities
Payroll accrual	(45,885)
Development costs and travel reimbursement owed by MyECheck to Seergate	(189,243)
Total liabilities	(235,128)
Excess liabilities greater than assets	(153,793)
IP for mobile application	3,228,823
Total amount paid	$3,075,030

The estimated fair value of certain assets and liabilities have been determined by management and are subject to change upon the finalization of the purchase accounting. No portion of the intangible assets, including goodwill, is expected to be deducted for tax purposes.

The results of operations of Seergate are included in the Company’s condensed consolidated statements of operations from the date of the acquisition of May 6, 2015, including approximately $0 of revenue and approximately $164,971 of net loss. The following unaudited supplemental pro forma information assumes that the Acquisition had occurred as of January 1, 2014:

	For the year	For the year
	ended	ended
	12/31/2015	12/31/2014
	Unaudited	Unaudited

Revenues	$730,777	$952,156
Cost of revenues	(130,120)	(99,976)
Gross Profit	600,657	852,180

General and administrative	4,587,840	1,527,837
Loss from disposal of assets	-	13,289
Research and development	322,267	1,098,297
Total Operating Expenses	(4,910,517	2,639,423
Income or (Loss) from Operations	(4,309,860)	(1,787,243)
Other Income/(Expense)
Derivative liability	(671,611)	(488,246)
Change in fair value of derivative liabilities	903,798	48,878
Interest expense net of interest income	(323,699)	(28,142)
Loss on convertible note	(1,198,100)	(62,980)
Other income and expenses	72,288	-
Other income cost recovery	-	140,685
Total Other Income/(Expense)	(1,217,324)	(389,805)
Net income or (loss) before income taxes	(5,527,184)	(2,177,048)
Provision for income taxes	(800)	(800)
Net (Loss) or Income	$(5,527,984)	$(2,177,848)

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of warrants granted, estimates of the probability and potential magnitude of contingent liabilities and the derivative valuation allowance for deferred tax assets due to continuing operating losses.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2015 and 2014, there were no balances that exceeded the federally insured limit.

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

In 2015 and 2014, the Company recorded $202,200 and $0 in bad debt expense, and had an allowance for doubtful accounts in the amount of $202,200.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company derives its revenue primarily from the sale of software licenses, software subscriptions, maintenance services and consulting/training revenue.  License revenue for a perpetual license is recognized at the time the license is sold.  Subscription revenue and maintenance revenue are recognized ratably over the life of the agreement, and consulting/training revenue is recognized as work is performed.  Deferred revenue is recorded for advance billings that are made prior to revenue being earned.  Unbilled revenue is accrued to recognize revenue that has been earned but not billed as of the end of the accounting period and is included in accounts receivable in the accompanying consolidated balance sheets.

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

Accounts Receivable

The Company typically offers credit terms to its customers. Terms are established primarily through payment clauses within customer contracts for services. The Company makes estimates of potentially uncollectible customer accounts receivable. The Company evaluates the adequacy of the allowance on a periodic basis.  The evaluation includes historical loss experience and length of time receivables are past due.  When a customer’s account becomes past due, the Company initiates dialog with the customer to determine the cause. When an account becomes 60 or more days past due, the account is referred to a collection agency or a legal partner.  If it is determined that the customer will be unable to meet its financial obligation, such as in the case with a bankruptcy filing, deterioration in the customer’s operating results or financial position, or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available.  Management has recorded an allowance for doubtful accounts of $202,000 and $1,000 as of December 31, 2015 and 2014, respectively.

Intangible Assets

The Company capitalizes the cost of purchased technology and trade names.  The Company amortizes the technology and trade names over their estimated useful life of five years using the straight line method of amortization.  Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Foreign Currency Transactions

From time to time the Company will enter into transactions that are settled in a foreign currency.  The transactions are recorded in U.S. dollars based on the exchange rate in effect at the time a transaction is initiated.  When a transaction is settled, the foreign currency received to settle the transaction is converted to U.S. dollars based on the exchange rate in effect at the time of settlement.  A realized foreign currency exchange gain or loss is recorded based on the difference in the exchange rate in effect when a transaction is initiated, and the exchange rate in effect when a transaction is settled.  For the years ended December 31, 2015 and 2014, the Company reported a gain (loss) in foreign currency transactions of approximately $2,000 and $0, respectively.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available

The following tables set forth our assets and liabilities measured at recurring or non-recurring, at December 31, 2015 and December 31, 2014, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Derivative Instruments – Convertible	$-	$-	$670,698	$670,698

Total	$-	$-	$670,698	$670,698

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments – Convertible	$-	$-	$439,368	$439,368

Total	$-	$-	$439,368	$439,368

Market price and estimated fair value of common stock used to measure the Derivative Instruments-Warrants at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Market price and estimated fair value of common stock:	$0.0087-0.0218	$.0218
Exercise price	$0.0135-0.03	$.0174
Expected term (years)	.25-5	.58
Dividend yield	-	-
Expected volatility	75%-624%	217%
Risk-free interest rate	.16% -1.74%	.12%

The risk-free rate of return reflects the interest rate for the United States Treasury Note with similar time-to-maturity to that of the convertible debt.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities at December 31, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding convertible debt, option and warrant contracts. For the years ended December 31, 2015 and 2014, the Company reflected net losses.

The Company had the following potential common stock equivalents at December 31, 2015:

Convertible Promissory Note – face amount of $40,000, conversion price of $0.0102	1,065,175
Convertible Promissory Note – face amount of $13,000, conversion price of $0.0098	1,384,024
Convertible Promissory Note – face amount of $30,000, conversion price of $0.0087	3,187,378
Convertible Promissory Note – face amount of $25,000, conversion price of $0.0096	2,651,392
Convertible Promissory Note – face amount of $20,000, conversion price of $0.0094	2,114,047
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0054	20,801,436
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,043,760
Callable Secured Convertible Note – face amount of $30,000, conversion price of $0.0112	2,269,121
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,012,938
Callable Secured Convertible Note – face amount of $40,000, conversion price of $0.0112	3,000,381
Callable Secured Convertible Note – face amount of $28,000, conversion price of $0.0112	2,090,677
Convertible Note – face amount of $280,000, conversion price of $0.0147	19,159,162
Convertible Note – face amount of $110,000, conversion price of $0.0142	7,817,789
Convertible Note – face amount of $125,000, conversion price of $0.0142	8,883,851
Convertible Note – face amount of $15,000, conversion price of $0.0142	1,085,163
Warrants – number of shares 18,723,748, average conversion price of $0.0250	18,723,748
Total common stock equivalents	100,290,042

The Company had the following potential common stock equivalents at December 31, 2014:

Common Stock Payable (See Note 12 – Commitments and Contingencies)	12,250,000
Total common stock equivalents	12,250,000

Advertising

Advertising is expensed as incurred. For 2015 and 2014, advertising expense was $31,166 and $74,461, respectively.

Stock-Based Compensation

Periodically, we issue common shares or options to purchase our common shares to our officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized over the vesting period, based on the fair value on the grant date. We recognize compensation expense for only the portion of options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of equity awards using the multi-nomial pricing model.

Cost of Computer Software Developed or Obtained for Internal Use

The Company capitalizes certain costs incurred for computer software developed or obtained for internal use, which are incurred during the application development stage. These capitalized costs are to be amortized on a straight-line basis over the expected useful life of the software. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. For the years ended December 31, 2015 and 2014, no costs for the development of internal use software have been capitalized.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, which are adopted by the Company as of the specified date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in August 2015 issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance of ASU 2014-09. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. We are currently evaluating the impact of this new accounting standard on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concepts of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material effect on our operating results or financial condition.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-12”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for us on January 1, 2016, with early adoption permitted. We do not believe that this pronouncement will have an impact on our consolidated financial statements

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for us on January 1, 2016, with early adoption permitted. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures. Beginning January 1, 2016, the debt issuance costs will be netted against the related debt instrument.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate certain disclosure requirements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 on Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liability on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $5,114,181 in 2015 and a net loss of $992,923 in 2014, and net cash used by operations of $1,106,172 and net cash used by operations of $398,966 for years ended December 31, 2015 and 2014, respectively; a working capital deficit of $2,945,710 and $1,345,517 and a stockholders’ equity (deficit) of $30,653 and ($1,193,035) at December 31, 2015 and 2014, respectively.

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

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 4 – PROPERTY AND EQUIPMENT

For the years ended December 31, 2015 and 2014 property and equipment is as follows:

	December 31, 2015	December 31, 2014
Computer equipment	$60,563	$33,139
Furniture and fixtures	56,752	22,018
Leasehold improvements	10,956	10,956
Accumulated depreciation	(47,844)	(4,383)
Net Fixed Assets	$80,427	$61,730

For the years ended December 31, 2015 and 2014, the Company recorded a depreciation expense of $43,461 and $4,205, respectively.

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

IP-Mobile App - Seergate

On May 6, 2015, MyECheck, Inc. completed its acquisition of Seergate, Ltd. Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to Seergate’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition totaling $3,228,823.

For the years ended December 31, 2015 and 2014 intangible assets are as follows:

	December 31, 2015	December 31, 2014
Intangible assets website	$34,623	$24,000
IP-Mobile App – Seergate	3,228,823	-
Accumulated Amortization IP-Mobile App – Seergate	(422,677)	-
Accumulated amortization	(12,499)	(3,750)
Net Intangible Assets	$2,828,270	$20,250

For the years ended December 31, 2015 and 2014, $431,426 and $3,750 in amortization was included in operating expenses, respectively.

For the year ended December 31, 2015, total depreciation and amortization expense recorded in the operating expenses consisted of the following components: depreciation of $43,461, website amortization of $8,749, amortization of IP of $422,677 and amortization of capitalized loan fees of $159,601 for a total of $634,488.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 6 - CONVERTIBLE NOTE

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

For the years ended December 31, 2013 and 2012, the note was in default. At December 31, 2013 the balance on the note was $32,000. On January 17, 2014, the debt was converted into 25,000,000 shares of common stock, at a price per share of $0.002. The estimated fair market value on the conversion date was $0.0038 per share for an estimated a fair value of $95,000 resulting in a loss to the Company of $62,980 which was recorded in the first quarter of 2014.

October 29, 2014 Convertible Debt – TCA Global Credit Master Fund, LP

Terms

On October 29, 2014, the Company issued and executed a convertible note for $550,000 receiving net proceeds of $489,025. The Company paid $60,975 in fees, 2,941,176 shares of common stock for advisory fees not to exceed $100,000 and $33,000 in broker fees for a total capitalized loan fee amount of $193,975. For value received, the Company promises to pay to the order of the Holder, by no later than July 29, 2015 interest on the outstanding principal amount under the Debenture, at the rate of eleven percent (11%) per annum simple interest from the Effective Date. The stock issued for services is further disclosed in Note 13.

Conversion

The debt was convertible based upon 80% of the average daily volume weighted average price of the Company’s Common Stock during the five (5) trading days immediately prior to the Conversion Date.

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

At December 31, 2015 the derivative liability was revalued and decreased by $439,368 leaving a balance of $0 as this loan went into default resulting in no derivative liability compared to the balance at December 31, 2014 of $439,368.

At December 31, 2015 the balance on the note was $577,359 which includes capitalized interest of $27,359.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Debt Converted to Common Stock

On April 2, 2015, the Company issued and executed a convertible note for $15,900. The Company converted accounts payable for services provided to allow the Company to become DTC eligible of $14,500 plus interest of $1,400 incurred on January 29, 2014. The note has a term of one year and bears interest at 10% and is unsecured. The debt is convertible based upon 50% of the stock price at January 29, 2014 of a price per share of $0.0016. During the year ended December 31, 2015 the note was converted into 19,875,000 shares of common stock with a stock price on conversion date of $0.0204 totaling $405,450. The Company recorded a loss on conversion in the amount of $389,550.

On April 16, 2015, the Company approved the partial assignment of $40,000 of a debt dated October 5, 2010. On April 21, 2015, the Company authorized the conversion of such debt into 40,000,000 shares of common stock at $0.001 per share. The note was converted during the year ended December 31, 2015 with a stock price on conversion date of $0.0220 totaling $880,000 and the Company recorded a loss on conversion in the amount of $840,000.

Convertible Promissory Notes

From time to time the Company raises working capital due to issuances of convertible notes as further described below. During the year ended December 31, 2015, the Company entered into multiple convertible notes payable with twelve (12) containing embedded derivative liabilities (conversion options). At December 31, 2015, these notes consist of the following:

1) Convertible Promissory Note for $40,000 to Charlie Abujudeh dated April 6, 2015, due April 6, 2016, bearing interest at the rate of 10% per annum. This note may be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 6, 2015 as posted at the OTC Markets exchange of $0.0102 per share for a total common stock issuance of 3,913,894.	$40,000
2) Convertible Promissory Note for $13,000 to Charlie Abujudeh dated April 8, 2015, due April 8, 2016, bearing interest at the rate of 10% per annum. This note may be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 8, 2015 as posted at the OTC Markets exchange of $0.0098 per share for a total common stock issuance of 1,326,531.	13,000
3) Convertible Promissory Note for $30,000 to Charlie Abujudeh dated April 16, 2015, due April 16, 2016, bearing interest at the rate of 10% per annum. This note may be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 16, 2015 as posted at the OTC Markets exchange of $0.0087 per share for a total common stock issuance of 3,456,221.	30,000

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONT.)

4) Convertible Promissory Note for $25,000 to Charlie Abujudeh dated April 23, 2015, due April 23, 2016, bearing interest at the rate of 10% per annum. This note may be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being April 23, 2015 as posted at the OTC Markets exchange of $0.0096 per share for a total common stock issuance of 2,606,882.	25,000
5) Convertible Promissory Note for $20,000 to Charlie Abujudeh dated May 6, 2015, due May 6, 2016, bearing interest at the rate of 10% per annum. This note may be paid in full or in part to Holder by conversion into Common Stock at the maturity date based upon the discounted price of seventy percent (70%) of the closing price of the Company’s Common Stock on the date of this Note being May 6, 2015 as posted at the OTC Markets exchange of $0.0094 per share for a total common stock issuance of 2,132,196.	20,000
6) Promissory Note for $11,790.61 to Cardinal Commerce dated March 21, 2013, due March 21, 2016, principal only no interest. This debt was previously held in accrued liabilities. This note was converted during the year ended December 31, 2015.	-
Total Convertible Promissory Notes	$128,000

Convertible Notes Payable with Embedded Derivative Liabilities (Conversion Options)

During the year ended December 31, 2015, the Company entered into convertible notes payable with embedded derivative liabilities (conversion options). At December 31, 2015, these notes consist of the following:

1) Callable Secured Convertible Note for $40,000 to Charlie Abujudeh dated May 12, 2015, due May 12, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at the election of the Holder the lesser of (i) 70% of the Trading Price of the Borrower’s Common Stock on the issue date or (ii) the Trading Price of the Borrower’s Common Stock on the Conversion Date. The lowest price the Holder can convert (including discount) is $0.001 per share. (3)	40,000
2) Callable Secured Convertible Note for $30,000 to Johann Gumpp dated May 28, 2015, due May 28, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	30,000
3) Callable Secured Convertible Note for $40,000 to Johann Gumpp dated June 8, 2015, due June 8, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	40,000

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONT.)

4) Callable Secured Convertible Note for $40,000 to Johann Gumpp dated June 19, 2015, due June 19, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3).	40,000
5) Callable Secured Convertible Note for $28,000 to Johann Gumpp, dated July 1, 2015, due July 1, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% of the Trading Price of the Borrower’s Common Stock on the defined Conversion Date. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period (3).	28,000
6) Convertible Note for $50,000 to Redwood Management, LLC, dated July 15, 2015, due July 15, 2016, bearing interest at 10% per annum. The conversion price shall be equal to 55% of the lowest price of the Common stock in the twenty (20) Trading Days prior to the Conversion Date (the “Fixed Conversion Price”). (3). The note was converted during the year ended December 31, 2015.	-
7) Convertible Note for $30,000 to Redwood Management, LLC, dated August 24, 2015, due August 24, 2016, bearing interest at 10% per annum. The conversion price shall be equal to 55% of the lowest traded price of the Common Stock in the twenty (20) Trading days prior to the Conversion Date (the “Fixed Conversion Price”). (3). The note was converted during the year ended December 31, 2015.	-
8) Callable Secured Convertible Note for $280,000 to Typenex Co-Investment, dated October 29, 2015, due September 3, 2016, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% the average of the three (3) lowest Closing Bid Prices in the previous 20 Trading Days of measurement. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period.(3). As additional consideration the holder received a warrant agreement for shares equal to $140,000 at a 70% average of the three (3) lowest Closing Bid Prices in the previous 20 Trading Days of measurement, with a term of five (5) years.	280,000
9) Callable Secured Convertible Note for $110,000 to JSJ, dated December 3, 2015, due December 3, 2017, bearing interest at the rate of 12% per annum. The conversion price shall be calculated at 60% lowest traded price in the 25 trading days previous to conversion. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period. (3). As additional consideration the holder received a warrant agreement for 1,833,333 shares with a conversion price of $0.03 per share with a term of five (5) years.	110,000
10) Callable Secured Convertible Note for $125,000 to JMJ, dated December 3, 2015, due September 3, 2016, bearing interest at the rate of 12% per annum. The conversion price shall be calculated at 55% lowest traded price in the 20 trading days previous to conversion. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period (3). As additional consideration the holder received a warrant agreement for 3,437,500 shares with a conversion price of $0.03 per share with a term of five (5) years.	125,000
11) Callable Secured Convertible Note for $100,000 to Doris Vo, dated March 4, 2015, due March 4, 2016, bearing interest at 10% per annum. The conversion price may be calculated at 35% of the average of the closing trading prices of the common stock during the ten (10) trading day period ending one day prior to the date of conversion. (1)(2)(3).	100,000

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONT.)

12) Convertible Note for $15,000 to Microcap, dated October 9, 2015, due October 9, 2016, bearing interest at 12% per annum. The conversion price shall be equal to 50% of the lowest 30 previous trading days. (3)	15,000
Total convertible notes payable with embedded derivative liability	$808,000
Total convertible promissory notes & convertible notes payable with embedded derivative liability	$936,000
Total debt discount	(419,462)
Convertible Promissory Note for TCA Master Global Fund, LP dated October 29, 2014 – in default (See Note 6).	577,359
Total Convertible Notes - Net	$1,093,897

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

The following tables set forth our assets and liabilities measured at recurring or non-recurring, at December 30, 2015 and December 31, 2014, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2015

Liabilities:
Callable Secured Convertible Note (1)	$-	$-	$11,609	$11,609
Callable Secured Convertible Note (2)			9,919	9,919
Callable Secured Convertible Note (3)	-	-	13,333	13,333
Callable Secured Convertible Note (4)	-	-	14,569	14,569
Callable Secured Convertible Note (5)	-	-	10,796	10,796
Convertible Note	-	-	99,958	99,958
Convertible Note	-	-	141,763	141,763
Convertible Note	-	-	62,962	62,962
Convertible Note	-	-	8,956	8,956
Convertible Note	-	-	27,211	27,211
Derivative Instruments – Warrant - 1,833,337	-	-	26,400	26,400
Derivative Instruments – Warrant - 3,437,500	-	-	49,500	49,500
Derivative Instruments – Warrant - 13,452,915	-	-	193,722	193,722

Total	$-	$-	$670,698	$670,698

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONT.)

				Carrying
	Fair Value Measurements Using Inputs			Amount at
Financial Instruments	Level 1	Level 2	Level 3	December 31, 2014

Liabilities:
Derivative Instruments – Convertible	$-	$-	$439,368	$439,368

Total	$-	$-	$439,368	$439,368

Fair Value of Financial Instruments

Market price and estimated fair value of common stock used to measure the Derivative Instruments and Warrants at December 31, 2015 and 2014:

		Weighted	Weighted
	Number of	Average	Average Grant	Expiration
	Warrants	Exercise Price	Date Fair Value	Date (yrs)

Outstanding as of December 31, 2014	-	$-	$-	-
Granted	18,723,748	0.02	0.02	4.86
Exercised	-	-	-	-
Cancelled/Expired	-	-	-	-
Outstanding as of December 31, 2015	18,723,748	$0.02	$0.02	4.86

	December 31, 2015	December 31, 2014
Market price and estimated fair value of common stock:	$0.0087-0.0218	$0.0218
Exercise price - range	$0.0155 -0.03	$0.0174
Expected term range – (years)	.25 to 5 yr	0.58
Discount range	55%-80%	-
Dividend yield	-	-
Expected volatility	75%-624%	217%
Risk-free interest rate - range	0.16%-1.74%	0.12%

The following is a roll forward for the twelve months ended December 31, 2015:

Derivative Liability as of December 31, 2014	$439,368
Liability related to debt discounts on convertible notes and warrants issued	521,995
Initial derivative expense	671,611
Conversion of debt	(58,478)
Gain on derivative liability	(903,798)
Derivative Liability as of December 31, 2015	$670,698

NOTE 7 - LOANS PAYABLE – RELATED PARTIES

The Company’s major shareholder has agreed to advance short term funding until revenue or other funding has been obtained. The advances and repayments will fluctuate depending on cash flow. As of December 31, 2015, the amount owed the shareholder was $27,164 as the shareholder’s net advance was $51,400 and the Company made cash payments of $38,273 during the year.

On December 4, 2014, the Company’s Chief Financial Officer agreed to advance the company a short term bridge loan in the amount of $20,000. The repayment of the bridge loan will be the principal amount only with zero interest calculated due on November 30, 2015. As of December 31, 2015, the amount owed the CFO was $0.

The Company acquired related party debt associated with the acquisition of Seergate in the amount of $9,721.

On September 4, 2015, the Company’s Chief Technology Officer and Director agreed to advance the company a short term bridge loan of $25,581 for purposes of working capital. The repayment of the bridge loan will be the principal amount only with zero interest calculated due in one year, September 4, 2016.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 8 – LOANS PAYABLE – OTHER

During the 3rd Quarter of 2015, the Company was advanced a short term bridge loan from an accredited investor in the amount of $40,000 for purposes of working capital. The repayment of the bridge loan will be the principal amount only with zero interest calculated due in one year, August 4, 2016. The Company calculated an imputed interest at $10% for $1,633 for the year which it deemed to be immaterial and has not been accrued.

On August 18, 2015, the Company was advanced a short term bridge loan from an accredited investor in the amount of $7,000 for purposes of working capital. The repayment of the bridge loan will be the principal amount only with zero interest calculated due in one year, August 18, 2016. The Company calculated an imputed interest at 10% for $259 for the year which it deemed to be immaterial and has not been accrued.

The Company had two notes with Conwell Kirkpatrick at December 31, 2015. The first was the remaining balance on the original note after assignment of $53,047(see assignment note disclosure in Note 12). A second note was executed on January 1, 2015 in the amount of $38,171 for the fees associated with defending the patented holder in the same law suit. The note has been settled as of December 31, 2015.

On October 6, 2015, the Company authorized the conversion of such debt into 26,527,455 shares of common stock to an accredited investor at $0.002 per share. The note was converted during the year ended December 31, 2015 and the Company recorded a gain on conversion of $38,163.

1) Bridge Loan for $40,000 dated August 4, 2015, due on demand, bearing no interest. This note shall be paid in full by August 4, 2016.	$40,000
2) Bridge Loan for $7,000 dated August 18, 2015, due on demand, bearing no interest. This note shall be paid in full by August 18, 2016.	7,000
3) Assignment of two Notes for $38,171 and $53,047 to Conwell Kirkpatrick o January 1, 2015 due on demand, bearing no interest. On October 6, 2015 the holder converted the entire balance into 26,527,455 shares of common stock valued at $53,055 and record a gain on settlement of debt of $38,163	-
Total Loans Payable - Other	$47,000

note 9 – other related party transactions

GreenPay, LLC and MyECheck, Inc. Prior to the Acquisition

Prior to the acquisition of GreenPay, LLC from Sierra Global, LLC, neither MyECheck nor Edward Starrs had any ownership interest in GreenPay, LLC. However, Mr. Starrs was authorized by Sierra Global to act on its behalf on matters relating to GreenPay, LLC, including bank account authorizations due to the fact that Sierra Global, LLC is a foreign Limited Liability Company located in St. Kitts and Nevis.

Sierra Global, LLC and MyECheck, Inc.

Sierra Global is a foreign company that has invested in MyECheck’s stock and technology. In November of 2013, Sierra Global purchased a patent license and software license from MyECheck in order to operate a legal medical marijuana payment system for the emerging industry. MyECheck’s technology has unique capabilities that solves problems associated with making and tracking payments and customers in the cannabis industry that are impediments to its growth, regulations and taxation. Sierra Global formed GreenPay, LLC to pursue the opportunities created by the legalization of the marijuana industry combined with MyECheck’s technology that appeared to be the perfect fit for that industry and solving the industry problems. The patent license allowed Sierra Global to use the same patented technology used by MyECheck to create fully electronic checks. With this license, they can operate their own “MyECheck-like” company and host transactions on their servers. The software license is for a specific custom developed application for use in the legal cannabis industry MyECheck delivered the patent license which Sierra Global still holds as it was not a part of the GreenPay acquisition and moved forward in developing the custom software application for Sierra Global, however Sierra Global being a foreign company was unable to secure a bank relationship necessary to operate the custom software application for payment processing. In addition, Sierra Global has other reservations about their ability to operate such a business from outside the US. After much deliberation it was decided that MyECheck would buy back the software application only while Sierra Global continues to hold the patent license as stated above and attempt to get the GreenPay business up and running. To date, MyECheck has not been able to secure a bank to partner with GreenPay for this business which has been our primary obstacle. However, we expect that the conditions in the banking industry as it relates to the cannabis arena will improve in time and ultimately we will be able to secure a bank partner and launch the GreenPay business. On October 1, 2014, MyECheck cancelled two agreements with Sierra Global and GreenPay, LLC and executed an amended Exhibit A “Software Modules License Fees” that replaced both of the original Exhibit A’s in the Software License and Services Agreements between MyECheck and Sierra Global dated November 23, 2013 and the Software License and Services Agreement dated February 24, 2014 by and between MyECheck and GreenPay, LLC. This amendment was drafted to include the consistent software updates and enhancements developed to fit the Sierra Global model. The updates fall in line with our policy of continual software improvement, specifically:

•	stability and bug fixes
•	the addition of new advanced fraud detection and mitigation capabilities.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Itonis and MyECheck, Inc.

Mark Cheung, the CEO of Itonis, purchased a custom developed software application for the medical marijuana industry. Although MyECheck has the software application developed and ready for upload to the Google and Apple App Stores, Itonis does not have a partner bank in place that will allow transactions to be processed on the system. Itonis continues to seek a bank partner to integrate the software with and fully expect to secure a bank partner to begin processing transactions. Mark Cheung is also an attorney and a Professor of Law at UCLA and has consulted with MyECheck on legal matters. There is no further relationship between MyECheck and Itonis.

NOTE 10 – LEASES

On October 1, 2013, the Company entered into a secured lease with QTS Data Center. The terms of this agreement are three (3) years at $500 per month.

For the year ended December 31, 2015, the lease expense was $6,205.

NOTE 11 – FACILITIES

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

On March 1, 2015, Seergate, entered into a sublease with YK. Multimedia, Ltd. renting two rooms within the offices of an Executive Suite located on level 1 at “Gamla Building in Park” in Ra’anana, Israel. This lease is open ended and can be terminated with a thirty day written notice of intent to vacate the premises at any time. The monthly rent is $900 U.S. and is prepaid in increments of three months in advance. There was no deposit or guarantee required.

For the years ended December 31,
2016	147,660
2017	145,716
2018	41,278
2019	-
Totals	$334,654

The rent expense for the year ended December 31, 2015 was $142,813 which was included in operating expenses.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Meegan, Hanschu & Kassenbrock

On August, 21, 2012, a judgment was filed against the Company in the State of California, awarding the plaintiff $38,183 for unpaid legal fees, damages and interest. As of September 30, 2015, the judgment is still in force and the amount remains unpaid. The Company’s management has opened discussions with the law firm to attempt to negotiate a settlement and is still continuing to resolve this in 2016.

MyECheck, Inc. vs Zipmark Inc., Jay Bhattacharya

On October 10, 2014, the Company filed a complaint with the United States District Court, Sacramento Division, against Zipmark, Inc. and Jay Bhattacharya, Inc. for damages for breach of contract in the amount of $35,000 plus interest from June 1, 2012, patent infringement damages in an amount no less than $500,000 and that such amounts be tripled, and for a temporary and permanent injunction prohibiting defendants from using the patented MyECheck technology for online check processing. The parties have resolved the litigation by executing a written Settlement Agreement providing that MyECheck will grant a three year, non-exclusive license to defendant Zipmark to use MyECheck’s patented technology, and in return, impark will pay a royalty to MyECheck on a per-transaction basis.

The written Settlement Agreement also provided that each party will pay its own costs and attorney’s fees, and that the action will be dismissed with prejudice. On March 16, 2016, the District Court entered an order dismissing the case with prejudice.

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

On September 8, 2014, the Brooklyn New York’s U.S. Attorney’s Office filed a criminal indictment against Titan International Securities, Inc. and other defendants charging them with a fraudulent scheme to conceal the true ownership of stocks and funds and engage in market manipulation of U.S. public companies.  On September 15, 2014, the International Financial Services Commission of Belize suspended Titan International Securities, Inc., a Belize international business company, from “trading in financial and commodity-based derivative instruments and other securities” until further notice.  To date, these shares of the Company have not been transferred and remain in their entirety.  As of the date of this filing there have been no new developments.

On March 12, 2015, Seven Mile Securities submitted all the required documentation to the Company’s transfer agent which permitted the return of 275,000,000 shares of common stock that was part of the subject matter of this litigation. Seven Mile Securities has been removed as a defendant in this litigation. The litigation continues against the other defendants in this action. On October 16, 2015, the

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONT.)

U.S. District Court for the Eastern District of California granted defendant Scottsdale Capital advisors’ motion to dismiss, with prejudice and without leave to amend. This dismissal affects only Scottsdale, all other defendants in the action remain as parties to the litigation.

As of the date of the filing, Defendant Scottsdale Capital Advisors Corporation was dismissed by order of the Court on October 19, 2015. Default was entered as to Defendant Sweetsun Intertrade, Inc., on December 10, 2015. Defendant Seven Miles was dismissed voluntarily by plaintiff on December 10, 2015. Default was entered as to Defendant Titan International Securities, Inc., on January 15, 2016. Plaintiff MyECheck has filed Motions for Default Judgment as to Defendants Sweetsun Intertrade, Inc, and Titan International Securities, Inc., that are pending. Should the Company prevail 1,165,000,000 shares would be returned.

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

Anthony Rodriguez v. MyECheck, Inc., et al Sacramento Superior Court, Case No. 34-2015-00184196

On September 11, 2015, Anthony J. Rodriguez initiated a lawsuit against MyECheck and Edward Starrs in the County of Sacramento, California, for breach of contract and other compensation-related claims arising out of his former employment at MyECheck, but with no specified damage demand. Through retained legal counsel, both the Company and Mr. Starrs have answered by denying all claims. This lawsuit is relatively new and in the discovery phase. The initial evaluation is that the lawsuit has no merits. The Court has yet to set a trial date.

TCA Global Credit Master Fund, L.P. v. MyECheck, Inc., et al.

TCA Global Credit Master Fund, L.P. was the holder of an approximately $600,000 convertible note from the Company.  On July 13, 2015, TCA initiated a breach of contract action against MyECheck and several other defendants in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  TCA won a default judgement in favor of approximately $600,000 against the Company, MyECheck did not appear.  TCA has since domesticated the judgement to the state of California so that the judgement may be legally enforced in the state of MyECheck's offices.    The Company has been in negotiations with TCA in an attempt to resolve the judgement, including the possibility of selling part or all of the debt to another third party.  There can be no assurance that TCA will not pursue further collections action against the Company until the debt has been resolved.

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

Kenneth Maciora v. PMB Helin Donovan, LLP

Washington Western District Court, Case No. 2:16-cv-00295

On February 25, 2016, Mr. Maciora sued the Company’s audit firm alleging his entitlement to the issuance of 66,666,666, shares of the Company’s common stock purportedly based on his purchase of such shares from a former employee of the Company.  The Company never issued the aforementioned shares to its former employee and does not believe that the plaintiff has any claim to the shares. This lawsuit is relatively new, and the Company is evaluating and cooperating with the auditor’s defense of the lawsuit.  The initial evaluation is that the lawsuit has no merits such that Mr. Maciora is not entitled to the stock he is seeking.  The suit also alleges that the Company improperly recorded the value of the 3 billion shares issued in 2013 at $30,000 versus $180 million. On May 27, 2016, the court denied Mr. Maciora’s Motion to Stay PMB’s Motion to Dismiss.  In short, the court did not allow a temporary stop on PMB’s motion to dismiss.  Mr. Maciora’s response to PMB’s motion is due June 6.  PMB’s reply is due June 10.

Other Information

As of the date of the filing MyECheck is in negotiations with the Company’s former Chief Financial Officer, Bruce M. Smith, on his severance agreement which will include a combination of cash and common stock. On October 15, 2015, Brit Summerhill of Now CFO, LLC, was engaged to serve as the Company’s outsourced Chief Financial Officer.

On February 5, 2015, the Board granted Rod Zalunardo twelve (12) million shares of common stock as compensation for his separation from the Company. To date the separation agreement has not been countersigned by Mr. Zalunardo, however the Company needs to accrue compensation for severance pay as a stock payable at the fair value in the amount of $223,200.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONT.)

On October 1, 2014, the Board granted Mr. Rodriguez 250,000 shares of common stock as compensation per his Employment Agreement to vest proportionately over a twelve (12) month period. Even though we are currently in litigation with Mr. Rodriguez and have not settled with him the Company needs to accrue compensation for severance pay as a stock payable at the fair value in the amount of $5,050.

NOTE 13 - STOCKHOLDERS’ DEFICIT

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

Each Share of Series A Preferred Stock (PS) is entitled to vote together with the holders of the Company’s common stock on all matters and is entitled to 4 times the sum of: i) the total number of shares of common stock which are issued and outstanding at the time of voting, plus, ii) the total number of shares of Series B which are issued and outstanding at the time of voting.

Issuance of Convertible Preferred Stock – related party

Each share of Preferred Stock is convertible into the number of shares of Common Stock which equal four times the sum of: i) total number of shares issued and outstanding at the time of conversion, plus ii) the total number of shares of Series B which are issued and outstanding at the time of conversion.

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

Issuance of Common Stock -

During the year ended December 31, 2013, Tangiers sold $9,250 of its convertible debt to other investors and the Company was required to settle the debt with 925,000,000 shares of its common stock. At the date of settlement the quoted fair value of the Company’s stock was par. No gain or loss was recognized on the transaction.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 13 - STOCKHOLDERS’ DEFICIT (CONT.)

On January 17, 2014, the Company issued 25,000,000 shares of its common stock to Asher Enterprise, Inc. who is deemed an accredited investor for the settlement of debt, having a fair value of $95,000 ($0.0035/share), based upon recent quoted trading price.

During the fiscal year ended December 31, 2015, the Company was able to utilize cash flow generated from operations to purchase 1,000,000,000 shares of MyECheck’s common stock from its major shareholder for $10,000.

The Company contracted with an outside consultant to develop its website. The process began at the end of March, 2014 and continued through June with the support of additional consultants. Compensation was 500,000 shares of common stock, having a fair value of $15,000 ($0.03/share), based upon recent quoted trading price, and were issued on August 15, 2014.

On February 14, 2014, the Company issued 400,000,000 shares of its common stock to Sierra Global, LLC., who is deemed an accredited investor, for a subscription receivable, having a fair value of $45,500 ($0.000011/share), based upon recent quoted traded price. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered or issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offerings.

On September 23, 2014, the Company entered into a severance agreement with one of its executives resulting in the authorization of 5,555,556 shares of the Company’s common stock having a fair value of $0.02/share, based upon quoted trading price at the date of the executed agreement. The company recorded $114,195 in stock compensation as this award was authorized by the Board of Directors on September 23, 2014. The stock was issued on November 6, 2014.

On October 29, 2014, the Company issued 2,941,176 shares of common stock to TCA Global Credit Master Fund, LP, an investment management company, who is deemed an accredited investor, for advisory fees not to exceed $100,000 as part of the terms for securing a $5,000,000 line of credit.

On October 29, 2014, as part of the TCA Global Credit Master Fund, LP the Company agreed to pay a broker fee of 6% of the initial debenture to an accredited investor of 970,000 of common stock having a fair market value of $32,980 which resulted in a $20 gain.

On October 30, 2014, the Company established a share reserve of common stock to an accredited investor in the amount of 101,102,941 as part of the terms of the Debenture to TCA Global Credit Master Fund, LP, to be five (5) times such number of shares of Common Stock as shall be necessary to effect the full conversion per Article VII, Section 4 of the Debenture. As of December 31, 2014, the share reserve of common stock is 158,045,975. This is based on the stock price at December 31, 2014 with an eighty percent (80%) discount. As of June 30, 2015, the share reserve of common stock is 200,927,475. This is based on the stock price at June 30, 2015 with an eighty percent (80%) discount. On July 13, 2015, TCA initiated a breach of contract action against MyECheck and several other defendants in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.  TCA won a default judgement in favor of approximately $600,000 against the Company. At December 31, 2015, the shares of stock in reserve were removed due to the cash judgment awarded to TCA.

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

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 13 - STOCKHOLDERS’ DEFICIT (CONT.)

On April 2, 2015, the Company issued and executed a convertible note for $15,900. The Company converted accounts payable for services provided to allow the Company to become DTC eligible of $14,500 plus interest of $1,400 incurred on January 29, 2014. The note has a term of one year and bears interest at 10% and is unsecured. The debt is convertible based upon 50% of the stock price at January 29, 2014 of a price per share of $0.0016. During year ended December 31, 2015 the note was converted into 19,875,000 shares of common stock with a stock price on conversion date of $0.0204 totaling $405,450. The Company recorded a loss on conversion in the amount of $389,550.

On April 16, 2015, the Company approved the partial assignment of $40,000 of a debt dated October 5, 2010. On April 21, 2015, the Company authorized the conversion of such debt into 40,000,000 shares of common stock at $0.001 per share. The note was converted during the year ended December 31, 2015 with a stock price on conversion date of $0.0220 totaling $880,000 and the Company recorded a loss on conversion in the amount of $840,000.

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

On October 6, 2015, the Company approved the partial assignment of $53,055 of a debt dated May 31, 2015. On October 6, 2015, the Company authorized the conversion of such debt into 26,527,455 shares of common stock to an accredited investor at $0.002 per share. The note was converted during the year ended December 31, 2015 and the Company recorded a loss on conversion of $38,163.

On October 22, 2015, the Company approved the partial assignment of $11,790 of a debt dated March 21, 2013. On October 22, 2015, the Company authorized the conversion of such debt into 11,790,000 shares of common stock to an accredited investor at $0.001 per share. The note was converted during the year ended December 31, 2015.

On November 2, 2015, the Company approved the partial assignment of $50,000 of a debt dated July 15, 2015. On November 2, 2015, the Company authorized the conversion of such debt into 6,410,256 shares of common stock to an accredited investor at $0.0198 per share. The note was converted during the year ended December 31, 2015.

On November 2, 2015, Mr. Bill Delgado, a former member of the Company’s Board of Directors and the Company reached an agreement by which the Company agreed to compensate Mr. Delgado with 25,000,000 shares of the Company’s common stock. There were no legal proceedings filed at any time.

On November 9, 2015, the Company approved the partial assignment of $30,000 of a debt dated August 24, 2015. On November 9, 2015, the Company authorized the conversion of such debt into 3,750,000 shares of common stock to an accredited investor at $0.0080 per share. The note was converted during the year ended December 31, 2015.

On November 23, 2015, the Company executed and awarded a combined total of 2,000,000 shares of MyECheck common stock to an unrelated party at a fair market value of $0.0158 per share.

On December 20, 2015, the Company executed and awarded a combined total of 2,941,176 shares of MyECheck common stock to TCA at a fair market value of $0.0340 per share.

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

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 14 - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2015, the Company has a net operating loss carry-forward of approximately $6,977,222 available to offset future taxable income expiring beginning 2024 through 2033. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

There was $800 of California income tax expense for the years ended December 31, 2015 and 2014.

We have incurred losses since inception, which have generated net operating loss carryforwards. Taxable loss was approximately $3.5 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.

Current or future ownership changes may limit the future realization of these net operating losses.  Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statements of operations. As of January 1, 2015, we had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in our unrecognized tax benefits during the year ended December 31, 2015. We did not recognize any interest or penalties during 2015 or 2014 related to unrecognized tax benefits.

Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards.  We have established a valuation allowance to reflect the likelihood of realization of deferred tax assets.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 14 - INCOME TAXES (Cont.)

There is no income tax benefit for the losses for the years ended December 31, 2015 and 2014, since management has determined that the realization of the net deferred tax asset is not more likely than not to be realized and has created a valuation allowance for the entire amount of such benefit.

At December 31, 2015 and 2014, the significant components of our deferred tax assets and liabilities were as follows:

	2015	2014
Deferred tax assets:
Net operating loss	$2,790,889	$1,399,685
Allowance for doubtful accounts	(115,360)	-
Amortization of IP	(116,670)	-
Accrued expenses	(90,278)	(49,204)
Gross Deferred tax assets	2,473,581	1,350,481
Less: Valuation Allowance	(2,473,581)	(1,350,481)
Net deferred tax assets	$-	$-

A reconciliation of the Federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Federal Statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	6.00%	6.00%
Permanent differences	(8.00)%	(1.00)%
Other items	(10.0)%	-
Increase or Decrease in deferred benefit of income taxes resulting from:
Change in valuation allowance	(22.00)%	(39.00)%
Effective tax rate	0.0%	0.0%

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet dated as of December 31, 2015, the date the financial statements were available to be issued and concluded that the events or transactions occurring during that time period requiring recognition or disclosure have been made.

On January 13, 2016, the Company executed and entered into a Merchant Sales Referral Agreement with ReceivePay whereby the Company receives a referral fee for promoting ReceivePay’s processing services to merchant customers. In addition, on January 26, 2016, the Company executed and entered into a Services Agreement with ReceivePay. MyECheck will provide fully electronic check services to ReceivePay, herein attached as Exhibit 10.64.

On January 15, 2016, MyECheck, Inc. executed and entered into a Services Agreement with Secure Account Service, LLC (“SAS”), who is in the business of Trust Account servicing. MyECheck will provide fully electronic check services to SAS under the terms of Services Agreement. Secure Account Services was fully integrated and processing in excess of 3000 transactions as of February 25th, 2016, herein attached as Exhibit 10.65.

On January 28, 2016, the company entered into the second installment of the Callable Secured Convertible Note for $140,000 to Typenex Co-Investment, due January 28, 2017, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% the average of the three (3) lowest Closing Bid Prices in the previous 20 Trading Days of measurement. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period (3). As additional consideration the holder received a warrant agreement for shares equal to $70,000 at a 70% average of the three (3) lowest Closing Bid Prices in the previous 20 Trading Days of measurement, with a term of five (5) years.

MYECHECK, INC.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 15 - SUBSEQUENT EVENTS (CONT.)

On February 18, 2016, the Company executed and entered into a Software License and Agency Agreement with Centric Gateway Limited (“Licensee”). MyECheck grants the Licensee (and its successors and assigns as permitted herein) a limited, exclusive, non-transferable, sub-licensable license for the purpose of selling a right to use the Processing Solution to Licensee’s Customers in Nigeria and other African countries that the financial institutions may extend the Processing Solution to (the “Territory”) as agreed to and substantiated in writing by the Parties, herein attached as Exhibit 10.67.

On March 2, 2016, the company entered into the second installment of the Callable Secured Convertible Note for $140,000 to Typenex Co-Investment, due March 2, 2017, bearing interest at the rate of 10% per annum. The conversion price shall be calculated at 70% the average of the three (3) lowest Closing Bid Prices in the previous 20 Trading Days of measurement. The Common Stock to the Holder shall be restricted pursuant to SEC Rule 144 with a twelve month holding period.(3). As additional consideration the holder received a warrant agreement for shares equal to $70,000 at a 70% average of the three (3) lowest Closing Bid Prices in the previous 20 Trading Days of measurement, with a term of five (5) years.

Exhibits

The following exhibits are filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or incorporated herein by reference (exhibits designated by an asterisk are filed with the report; all other exhibits are incorporated by reference):

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of February 4, 2008, by and between MyECheck, Inc. and Sekoya Holdings, Ltd. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
3.1 (i)	Amendment to the Articles of Incorporation of MyECheck, Inc. (incorporated herein by reference to Exhibit 3.1 (i) of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
3.1 (ii)	Amendment to the ByLaws of MyECheck, Inc. (incorporated herein by reference to Exhibit 3.1 (ii) of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.1	Software License and Services Agreement, dated September 1, 2013, by and between MyECheck, Inc. and INTERPAY, Inc. (incorporated herein by reference to Exhibit 10.1 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.2	Software License and Services Agreement, dated November 23, 2013, by and between MyECheck, Inc. and Sierra Global, LLC (incorporated herein by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.3	MyECheck Service Agreement, dated September 5, 2014, by and between MyECheck, Inc. and VX Gateway, Inc. (incorporated herein by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.4	Software License and Services Agreement, dated March 19, 2014, by and between MyECheck, Inc. and ITONIS, INC. (incorporated herein by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.5	Software License and Services Agreement, dated February 24, 2014, by and between MyECheck, Inc. and GreenPay, LLC (incorporated herein by reference to Exhibit 10.5 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.6	MyECheck Service Agreement, dated July 11, 2014, by and between MyECheck, Inc. and Simplifile, LLC (incorporated herein by reference to Exhibit 10.6 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.7	Settlement Agreement and Mutual General Release, dated November 9, 2010, by and between MyECheck, Inc. and Tangiers Investors, LP (incorporated herein by reference to Exhibit 10.7 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)

10.8	Securities Purchase Agreement, dated as of April 26, 2010, by and between MyECheck, Inc. and Asher Enterprises, Inc. (incorporated herein by reference to Exhibit 10.8 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.9	Convertible Promissory Note, dated as of April 26, 2010, by and between MyECheck, Inc. and Asher Enterprises, Inc. (incorporated herein by reference to Exhibit 10.9 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.10	Private Placement Subscription Agreement, dated as of March 2008, by and between Anshan Finance, Ltd. and MyECheck, Inc. (incorporated herein by reference to Exhibit 10.10 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.11	Private Placement Subscription Agreement, dated as of March 2008, by and between Youngal Group, Ltd. and MyECheck, Inc. (incorporated herein by reference to Exhibit 10.11 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.12	Complaint for Damages for Breach of Contract and Patent Infringement, date of filing October 10, 2014, MyECheck, Inc. (Plaintiff) vs Zipmark, Inc. and Jay Bhattacharya (Defendant) (incorporated herein by reference to Exhibit 10.12 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.13	Master Space Agreement, dated October 1, 2013, by and between Quality Investment Properties Sacramento, LLC and MyECheck, Inc. (incorporated herein by reference to Exhibit 10.13 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.14	College Point Business Center Standard Lease Agreement, dated June 13, 2014, by and between Maidu Investments, LLC and MyECheck, Inc. (incorporated herein by reference to Exhibit 10.14 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.15	First Amendment to the College Point Business Center Standard Lease Agreement, dated October 28, 2014, by and between Maidu Investments, LLC and MyECheck, Inc. (incorporated herein by reference to Exhibit 10.15 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.16	Securities Purchase Agreement, dated October 29, 2014, by and between MyECheck, Inc. and TCA Global Credit Master Fund, LP (incorporated herein by reference to Exhibit 10.16 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.17	Patent License Agreement, dated June 24, 2008, by and between Edward R. Starrs and MyECheck, Inc. (incorporated herein by reference to Exhibit 10.17 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.18	Services Agreement gVerify, dated June 11, 2014, by and between Giact Systems, Inc. and MyECheck, Inc. (incorporated herein by reference to Exhibit 10.18 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.19	Intellectual Property License Agreement, dated August 20, 2014, by and between MyECheck, Inc. and Sierra Global, LLC (incorporated herein by reference to Exhibit 10.19 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.20	Sierra Global Amendment to Exhibit A – Software Modules License Fees, dated October 1, 2014, by and between MyECheck, Inc. and Sierra Global, LLC (incorporated herein by reference to Exhibit 10.20 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.21	Senior Secured, Convertible, Redeemable Debenture, dated October 29, 2014, by and between MyECheck, Inc. and TCA Global Credit Master Fund, LP (incorporated herein by reference to Exhibit 10.21 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.22	Caltronics Business Systems Lease Agreement, dated January 27, 2015, by and between MyECheck, Inc. and Caltronics Business Systems (incorporated herein by reference to Exhibit 10.22 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.23	Membership Purchase Agreement, dated August 20, 2014, by and between MyECheck, Inc. and GreenPay, LLC (incorporated herein by reference to Exhibit 10.23 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.24	Share Purchase Agreement, dated May 5, 2015, by and among MyECheck, Inc. and Seergate, Ltd. (incorporated herein by reference to Exhibit 10.24 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.25	Complaint for Declaratory Relief for Cancellation of Share Certificates; Damages for Fraud; Preliminary and Permanent Injunctions, dated December 10, 2014, by and between MyECheck, Inc. (Plaintiff) vs Sweetsun Intertrade, Inc., Seven Mile Securities, Titan International Securities, Inc. and Scottsdale Capital Advisors Corporation (incorporated herein by reference to Exhibit 10.25 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.26	Seergate, Ltd. Audited Annual Report at December 31, 2014 and 2013 (incorporated herein by reference to Exhibit 10.26 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.27	MyECheck, Inc. and Seergate, Ltd. Unaudited Pro Forma Condensed Combined Financial Information for the Twelve Months Ended December 31, 2014 and the Six Months Ended June 30, 2015 (incorporated herein by reference to Exhibit 10.27 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.28	Convertible Promissory Note by and between Charlie Abujudeh (incorporated herein by reference to Exhibit 10.28 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.29	Callable Secured Convertible Note by and between Charlie Abujudeh (incorporated herein by reference to Exhibit 10.29 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)

10.30	Callable Secured Convertible Note by and between Johann Gumpp (incorporated herein by reference to Exhibit 10.30 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.31	MyECheck Authorized Reseller Agreement by and between MyECheck, Inc. and Avidia Bank (incorporated herein by reference to Exhibit 10.31 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.32	MyECheck Services Agreement by and between MyECheck, Inc. and Monthly Filter Club, LLC (incorporated herein by reference to Exhibit 10.32 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.33	MyECheck Services Agreement by and between MyECheck, Inc. and Cuallix Consumer Services, Inc. (incorporated herein by reference to Exhibit 10.33 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.34	MyECheck Services Agreement by and between MyECheck, Inc. and SionicMobile Corporation (incorporated herein by reference to Exhibit 10.34 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.35	MyECheck Services Agreement by and between MyECheck, Inc. and Withum Smith & Brown (incorporated herein by reference to Exhibit 10.35 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.36	MyECheck Services Agreement by and between MyECheck, Inc. and Dad’s Custom Roast Coffee (incorporated herein by reference to Exhibit 10.36 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.37	MyECheck Services Agreement by and between MyECheck, Inc. and New Age Telecom, Inc. (incorporated herein by reference to Exhibit 10.37 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.38	MyECheck Services Agreement by and between MyECheck, Inc. and Mesorah Heritage Foundation (incorporated herein by reference to Exhibit 10.38 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.39	MyECheck Services Agreement by and between MyECheck, Inc. and Mesorah Publication, Ltd. (incorporated herein by reference to Exhibit 10.39 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.40	MyECheck Services Agreement by and between MyECheck, Inc. and Sushi Groove, LLC (incorporated herein by reference to Exhibit 10.40 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.41	MyECheck Services Agreement by and between MyECheck, Inc. and eze Systems, Inc. (incorporated herein by reference to Exhibit 10.41 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.42	GreenPay Software License and Service Agreement by and between GreenPay, LLC and MJ SafePay, LLC (incorporated herein by reference to Exhibit 10.42 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.43	GreenPay Authorized Reseller Agreement by and between Greenpay, LLC and Maverick BankCard, LLC (incorporated herein by reference to Exhibit 10.43 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.44	MyECheck Services Agreement by and between MyECheck, Inc. and truCrowd Texas, Inc. (incorporated herein by reference to Exhibit 10.44 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.45	MyECheck Services Agreement by and between MyECheck, Inc. and Lucid Integrated Systems (incorporated herein by reference to Exhibit 10.45 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.46	MyECheck Services Agreement by and between MyECheck, Inc. and Boss Tech Support, LLC (incorporated herein by reference to Exhibit 10.46 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.47	MyECheck Services Agreement by and between MyECheck, Inc. and Vergence Entertainment, LLC (incorporated herein by reference to Exhibit 10.47 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.48	MyECheck Services Agreement by and between MyECheck, Inc. and The Mother of All Survival Kits (incorporated herein by reference to Exhibit 10.48 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.49	MyECheck Services Agreement by and between MyECheck, Inc. and Credit Shop, Incorporated (incorporated herein by reference to Exhibit 10.49 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.50	MyECheck Services Agreement by and between MyECheck, Inc. and Nutronix Revolution, Inc. (incorporated herein by reference to Exhibit 10.50 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.51	MyECheck Partnership Agreement by and between MyECheck, Inc. and Hercules Credit Union (incorporated herein by reference to Exhibit 10.51 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.52	MyECheck Authorized Reseller Agreement by and between MyECheck, Inc. and Access Payment Systems, Inc. (incorporated herein by reference to Exhibit 10.52 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.53	MyECheck Services Agreement by and between MyECheck, Inc. and Fantasy Grudge, LLC (incorporated herein by reference to Exhibit 10.53 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.54	MyECheck Services Agreement by and between MyECheck, Inc. and Elite Tech Help, LLC (incorporated herein by reference to Exhibit 10.54 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.55	MyECheck Services Agreement by and between MyECheck, Inc. and Kokopay, Inc. (incorporated herein by reference to Exhibit 10.55 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.56	MyECheck Services Agreement by and between MyECheck, Inc. and PacNet Services Ltd. (incorporated herein by reference to Exhibit 10.56 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.57	MyECheck Authorized Reseller Agreement by and between MyECheck, Inc, and Peter Farinas DBA PK and Maverick, Inc. (incorporated herein by reference to Exhibit 10.57 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)

10.58		Memorandum of Understanding (incorporated herein by reference to Exhibit 10.58 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.59		Award Letter (incorporated herein by reference to Exhibit 10.59 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.60		Debt Purchase Agreement by and between Redwood Management, LLC and TCA Global Credit Master, LP (incorporated herein by reference to Exhibit 10.60 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.61		Exchange Agreement, dated July 16, 2015, by and between MyECheck, Inc. and Redwood Management, LLC (incorporated herein by reference from Exhibit 10.61 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.62		Ten Percent Convertible Note, dated July 15, 2015, by and between MyECheck, Inc. and Redwood Management, LLC (incorporated herein by reference to Exhibit 10.62 of the registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2015)
10.63		MyECheck Services Agreement by and between MyECheck, Inc. and General Payment Systems, Inc.
10.64		MyECheck Merchant Sales Referral Agreement by and between MyECheck, Inc. and ReceivePay
10.65		MyECheck Services Agreement by and between MyECheck, Inc. and Secure Account Services, LLC
10.66		MyECheck Software License and Agency Agreement by and between MyECheck, Inc. and Centric Gateway Limited
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	-	The following materials from MyEcheck’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Shareholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.